Form 10-Q
period 1996-09-30
US FRANCHISE SYSTEMS INC
filed 1996-12-05
CIK 1020350

FORM 10-Q

                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO
                                          --------    --------

                         COMMISSION FILE NUMBER 0-28908

                          U.S. FRANCHISE SYSTEMS, INC.

           DELAWARE                                    58-2190911
   (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

13 CORPORATE SQUARE, SUITE 250, ATLANTA, GEORGIA                    30329
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       Registrant's telephone number, including area code: (404) 321-4045

                                 ---------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes           No       X
       -----          -----
                                 ---------------

         The number of shares of Class A Common Stock outstanding as of December 5, 1996 was 9,872,490; the number of shares of Class B Common Stock outstanding as of December 5, 1996 was 2,707,919.

                          U.S. FRANCHISE SYSTEMS, INC.


                                      INDEX

                                                                                              PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
             Consolidated Statements of Financial Position at December 31, 1995
                and September 30, 1996 (Unaudited)                                               3

             Consolidated Statements of Operations for the Three Months and
                Nine Months Ended September 30, 1996 (Unaudited)                                 4

             Consolidated Statement of Cash Flows for the Nine Month Period Ended
                September 30, 1996 (Unaudited)                                                   5

             Notes to Consolidated Financial Statements (Unaudited)                              6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                              8

PART II - OTHER INFORMATION                                                                     12

SIGNATURES                                                                                      17

EXHIBITS                                                                                        18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------

                                                 December 31,      September 30,
ASSETS                                                1995              1996
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and temporary cash investments            $ 13,893,000      $ 10,777,000
  Accounts receivable                                      --           144,000
  Deposits                                             87,000            96,000
  Prepaid expenses                                    399,000           355,000
  Deferred commissions                                     --           528,000
  Promissory notes receivable                              --           997,000
                                                 ------------      ------------

    Total current assets                           14,379,000        12,897,000

PROMISSORY NOTES RECEIVABLE                                --            25,000
EQUIPMENT - Net                                       134,000           487,000
FRANCHISE RIGHTS                                    3,371,000         3,306,000
DEFERRED COMMISSIONS                                   41,000         1,360,000
OTHER ASSETS                                          147,000           742,000
                                                 ------------      ------------

                                                 $ 18,072,000      $ 18,817,000
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                               $    201,000      $    325,000
  Commissions payable                                  22,000           563,000
  Deferred application fees                           120,000           949,000
  Accrued expenses                                     65,000         1,017,000
  Royalties due to HSA Properties                          --           321,000
  Due to Hudson Hotels Corporation                    706,000           354,000
                                                 ------------      ------------

    Total current liabilities                       1,114,000         3,529,000

DUE TO HUDSON HOTELS CORPORATION                      731,000           731,000

DEFERRED APPLICATION FEES                                  --         3,240,000
                                                 ------------      ------------

    Total liabilities                               1,845,000         7,500,000

REDEEMABLE STOCK:
  Preferred stock                                  16,759,000        18,037,000
                                                 ------------      ------------

  Common stock                                        330,000           330,000
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock                                         78,000            78,000
  Capital in excess of par                            228,000                --
  Accumulated deficit                              (1,168,000)       (7,128,000)
                                                 ------------      ------------

    Total stockholders' deficit                      (862,000)       (7,050,000)
                                                 ------------      ------------

                                                 $ 18,072,000      $ 18,817,000
                                                 ============      ============

See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                   Three Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       1996            1996
REVENUES                                             $   469,000     $   864,000

EXPENSES:
  Marketing and reservations                             532,000       1,022,000
  Other franchise sales and advertising                  774,000       2,037,000
  Corporate salaries, wages, and benefits                548,000       1,541,000
  Other general and administrative                       360,000       1,195,000
  Depreciation and amortization                          143,000         411,000
                                                     -----------     -----------
                                                       2,357,000       6,206,000
                                                     -----------     -----------

LOSS FROM OPERATIONS                                   1,888,000       5,342,000

OTHER INCOME (EXPENSE):
  Interest income                                        206,000         537,000
  Interest expense                                        36,000         108,000
                                                     -----------     -----------

NET LOSS                                             $ 1,718,000     $ 4,913,000
                                                     ===========     ===========

LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                                       $ 2,158,000     $ 6,191,000
                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           10,755,409      10,755,409
                                                     ===========     ===========

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS PER SHARE                             $      0.20     $      0.58
                                                     ===========     ===========



See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  Nine Months
                                                                                     Ended
                                                                                 September 30,
                                                                                      1996
                                                                                  (Unaudited)
OPERATING ACTIVITIES:
   Net loss                                                                      ($ 4,913,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     409,000
    Changes in assets and liabilities:
    Accounts receivable                                                              (144,000)
    Prepaid expenses                                                                 (131,000)
    Deposits                                                                           (9,000)
    Promissory notes receivable                                                    (1,022,000)
    Deferred commissions                                                           (1,847,000)
    Other assets                                                                     (618,000)
    Accounts payable                                                                  124,000
    Commissions payable                                                               541,000
    Deferred application fees                                                       4,069,000
    Accrued expenses                                                                  952,000
    Due to Hudson Hotels Corporation                                                 (352,000)
    Royalties due to HSA Properties                                                   321,000
                                                                                 ------------

            Net cash used in operating activities                                  (2,620,000)
                                                                                 ------------

INVESTING ACTIVITIES:
  Acquisition of equipment                                                           (382,000)
  Acquisition of franchise rights                                                    (117,000)
                                                                                 ------------

      Net cash used in investing activities                                          (499,000)
                                                                                 ------------

FINANCING ACTIVITIES:
  Issuance of capital stock                                                           122,000
  Redemption of capital stock                                                        (119,000)
                                                                                 ------------

      Net cash provided by financing activities                                         3,000
                                                                                 ------------

NET DECREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS                                                                 (3,116,000)

CASH AND TEMPORARY CASH INVESTMENTS:
  Beginning of period                                                              13,893,000
                                                                                 ------------

  End of period                                                                  $ 10,777,000
                                                                                 ============

NONCASH ACTIVITIES:
  Undeclared dividends accrued on redeemable preferred stock                     $  1,278,000
                                                                                 ============

  Portion of purchase price due to Hudson Hotels Corporation
    in future years, discounted at 10%                                           $          0
                                                                                 ============

See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    GENERAL MATTERS

      On October 24, 1996, U.S. Franchise Systems, Inc. (the "Company") completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $21,978,000. The proceeds of the Offering will be used for working capital and general corporate purposes, which may include (i) funding the Company's remaining obligations (approximately $2 million) under the Microtel Acquisition Agreement, (ii) acquiring additional lodging or other service-oriented brands or exclusive franchise rights (to the extent permitted under the Hawthorn Acquisition Agreement), (iii) making initial deposits in connection with the American Dream franchising program until qualified lessees can be identified, (iv) investing in financing programs developed by its wholly owned subsidiary, US Funding Corp., and (v) investing in entities that make equity investments in hotel properties built and managed by certain franchisees with the potential for multi-unit development. Had such Offering occurred on January 1, 1996, pro-forma loss applicable to common stockholders per share would have been $.17 for the three months ended September 30, 1996 and $.49 for the nine months ended September 30, 1996. Pro-forma weighted average shares of 12,580,409 are assumed outstanding for purposes of pro-forma loss applicable to common stockholder per share calculation.

2.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the Company's Registration Statement of Form S-1 (Registration No. 333-11427), as amended (the "Registration Statement"), and the Company's prospectus dated October 24, 1996, filed with the Securities and Exchange Commission.

      All significant intercompany balances and transactions have been eliminated.

3.    EARNINGS PER SHARE

      Earnings per share for the three and nine month periods ended September 30, 1996 have been calculated by dividing the loss applicable to common shareholders by the weighted average shares outstanding. Weighted averaged shares include redeemable common shares outstanding. Loss applicable to common stockholders represents net loss adjusted for accrued dividends on the redeemable preferred stock.

      All references in the financial statements to the number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding resulting from a 9.67 to 1 stock split which occurred on October 11, 1996 (Note 4).

4.    SUBSEQUENT EVENTS

      RECLASSIFICATION OF SHARES - On October 11, 1996, the stockholders approved the creation of two classes of stock: Class A Common Stock, par value $.01 per share and Class B Common Stock, par value $.01 per share, and to split and reclassify each share of its existing common stock, par value $.10 per share, into 9.67 shares of Class A Common Stock. In connection with the reclassification, certain members of management and related stockholders holding 2,707,919 shares of Class A Common Stock exchanged such shares for the same number of shares of Class B Common Stock. Shares of Class A Common Stock and Class B Common Stock are identical in all respects except that (i) holders of Class B Common Stock are entitled to ten votes per share and holders of Class A Common Stock are entitled to one vote per share, and (ii) the Class B Common Stock is convertible into Class A Common Stock at the option of the holder and, with limited exceptions, upon the transfer thereof. Following the reclassification, there were 30 million shares of Class A Common Stock and 5 million shares of Class B Common Stock authorized for issuance.

      In addition, upon the completion of the public offering, certain Stock Purchase Agreements (the "Agreements") were amended to revise the earning and vesting requirements with respect to 50% of the restricted shares (approximately 13% of the old common stock outstanding before the Offering). Shares representing 11% of the old common stock were deemed to be earned and vested shares notwithstanding the fact that performance criteria have not been met by the Company; the other 2% of such stock are considered to be earned but are subject to a vesting schedule. Remaining restricted shares will continue to be Class A Common Stock when earned under the Agreements. No effect has been given in the historical financial statements for the change in vesting requirements.

      STOCK OPTIONS - On October 11, 1996, the Company's stockholders approved two stock option plans, one for officers, employees, consultants, and advisors of the Company (the "Option Plan") and one for its nonemployee directors [the "Directors Plan" and together with the Option Plan (the "Plans")]. The Option Plan authorizes the grant of awards to eligible participants of a maximum of 325,000 shares of the Company's Class A Common Stock, subject to terms, including exercise price and timing of exercise, which are determinable by the Board of Directors. The Directors Plan provides for the issuance of 2,000 shares of Class A Common Stock each year to each nonemployee director of the Company. Options vest and become exercisable under the Directors Plan one year from the date of grant provided that the optionee shall continue to serve as a director of the Company on such date. Immediately prior to the Offering, the Board of Directors awarded options to purchase a total of 10,000 shares of Class A Common Stock to its five nonemployee directors and awarded to eligible participants under the Employee Plan options to purchase 168,100 shares of Class A Common Stock at the public offering price. The options issued under the Employee Plan will vest over a four year period and will expire ten years from the date of grant. Compensation expense will be recorded in accordance with FASB Statement 123, "Accounting for Stock Based Compensation," for the fair value of the options awarded under the Plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although the Company was formed in August 1995, it did not begin operations until October 1995; therefore, there are no comparable results of operations for the three and nine month periods ended September 30, 1995. Comparisons have been made between the three month period ended September 30, 1996 and the six month period ended June 30, 1996 for purposes of the following discussion:

RESULTS OF OPERATIONS

REVENUE - The Company had revenues from the following sources:


                                        Six Months      Three Months       Nine Months
                                          Ended            Ended             Ended
                                         June 30,       September 30,     September 30,
                                           1996             1996              1996
Franchise Applications and Royalties                         $ 15,000         $ 15,000
Other                                                           2,000            2,000
Reservation/Marketing Fees               $395,000             452,000          847,000
                                         --------             -------          -------

                                         $395,000            $469,000         $864,000
                                         ========            ========         ========

Franchise Applications and Royalty Fees ("Fees") represent the Fees earned for one hotel which opened during the quarter.

The Company began collecting reservation and marketing fees from existing Microtel and Hawthorn Suites franchisees in February and April 1996, respectively. While the Company recognizes reservations and marketing fees as revenue, such fees are intended to reimburse the Company for the expenses associated with providing support services to its franchisees and do not generate profit for the Company. During the three months ended September 30, 1996, reservations and marketing fees were $452,000. The reservations and marketing fee revenue for the quarter ended September 30, 1996 exceeded such revenue generated in the six months ended June 30, 1996 by $57,000 primarily due to higher franchisee summer revenues.

During the three month period ended September 30, 1996, the company executed 57 new franchise license agreements compared with a total of 90 license agreements during the first six months of 1996. As a result the Company received franchise application fees of $1,359,000 for the three months ended September 30, 1996, compared with an average of $1,361,000 in each of the first two quarters of 1996. However, such fees are recognized as revenue when the applicable hotel opens; therefore, the Company did not recognize revenues related to such fees during the applicable periods, except for $12,000 related to the one hotel which opened during the three months ended September 30, 1996.

EXPENSES - The Company expenses were as summarized below:

                                           Six Months        Three Months          Nine Months
                                             Ended              Ended                Ended
                                            June 30,        September 30,        September 30,
                                              1996               1996                 1996
Marketing and reservations                $  490,000           $  532,000           $1,022,000
Other franchise sales and advertising      1,263,000              774,000            2,037,000
Corporate salaries, wages, and benefits      993,000              548,000            1,541,000
Other general and administrative             835,000              360,000            1,195,000
Depreciation and amortization                268,000              143,000              411,000
                                          ----------           ----------           ----------

                                          $3,849,000           $2,357,000           $6,206,000
                                          ==========           ==========           ==========

Reservation and marketing costs were $532,000 for the three month period ended September 30, 1996 and $490,000 for the six months ended June 30, 1996. The increase in marketing and reservation cost in the current period reflects the availability of reservation and marketing fees paid to the Company by franchisees, as well as additional spending by the Company to promote the Microtel brand to travelers.

Sales commissions of $617,000 were paid during the three months ended September 30, 1996 for 57 license agreements executed during the period compared with commissions of $1,241,000 that were paid with respect to the 90 license agreements executed during the six months ended June 30, 1996. Such payments will not be recognized as expenses until the applicable hotel opens and the related application fee is recognized as revenue.

Other franchise sales and advertising costs, which are noncommission costs related to the Company's franchise sales effort, were $761,000 for the three months ended September 30, 1996 compared to $1,263,000 for the six months ended June 30, 1996. The increase of $129,000 over the average quarterly costs in the first six months of 1996 is due to the presence for a full quarter of the six sales people added for the Hawthorn acquisition, and additional advertising and promotion costs for the Hawthorn brand, the American Dream Program, and the Company's Franchisee Financing Facility Program. Commission expense was $13,000 for the three months ended September 30, 1996 reflecting the commission paid to the salesman on the one hotel that opened during the quarter.

Corporate salaries, wages and benefits, which are nonselling personnel costs, were $548,000 during the three months ended September 30, 1996 and $993,000 for the six months ended June 30, 1996. The increase of $51,000 over the average quarterly cost in the first six months of 1996 was due to eight additional personnel hired in the areas of training, franchise services, franchise administration, and quality control to handle the increased servicing requirements of additional executed license agreements.

Other general and administrative expenses were $360,000 during the three months ended September 30, 1996 compared with $835,000 (including a $200,000 nonrecurring charge related to the anticipated termination of the Company's corporate office lease) for the six months ended June 30, 1996. The increase of $42,000 over the average quarterly cost (exclusive of nonrecurring lease costs) in the first six months of 1996 was due primarily to legal fees and general office expenses.

Depreciation and amortization expense includes depreciation of equipment for the corporate and regional sales offices, amortization of the cost of acquiring the Microtel brand, and the exclusive rights to franchise the Hawthorn Suites brand, amortization of consulting payments made to Hudson under the Microtel Acquisition agreement, and amortization of costs related to the formation of the Company.

OTHER INCOME (EXPENSES) - Interest income in the three and nine months ended September 30, 1996 resulting from investments in cash and marketable securities held by the Company was $206,000 and $537,000, respectively.

During the three and nine periods ended September 30, 1996, interest expense of $36,000 and $108,000, respectively, was accrued on the note payable relating to the purchase of the Microtel brand.

NET LOSS - A summary of operating results is as follows:

                                             Six Months      Three Months       Nine Months
                                               Ended            Ended             Ended
                                              June 30,      September 30,     September 30,
                                                1996             1996              1996

Net loss                                     $3,195,000        $1,718,000        $4,913,000
                                             ==========        ==========        ==========

Loss applicable to common
  stockholders                               $4,033,000        $2,158,000        $6,191,000
                                             ==========        ==========        ==========

The Company had a net loss of $4,913,000 and a net loss applicable to common stockholders of $6,191,000 (including $1,278,000 of accumulated but undeclared and unpaid dividends on its 10% Cumulative Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock") for the nine months ended September 30, 1996. For the six months ended June 30, 1996, the net loss was $3,195,000 and the loss applicable to common stockholders was $4,033,000 (including $838,000 of accumulated but undeclared and unpaid dividends on the Redeemable Preferred Stock). The Company had a net operating loss carryforward for income tax purposes on June 30, 1996 and September 30, 1996 of $2,792,000 and $4,486,000,
respectively. Given the limited operating history of the Company, management has recorded a valuation allowance for the full amount of the deferred tax asset on June 30, 1996 and September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Prior to October 24, 1996, the Company had financed its operations since its inception primarily through a private placement of securities, franchise application fees, and interest income. In October 1995, the Company raised approximately $17.5 million in gross proceeds through sales of shares of its old common stock (i.e., stock prior to the reclassification of shares on October 11, 1996) and Redeemable Preferred Stock. Franchise application fees and interest income generated cash of $3,341,000 and $537,000, respectively, for the nine months ended September 30, 1996. In the nine months ended September 30, 1996, the Company spent a total of $499,000, $382,000 of which was used to purchase equipment and $117,000 was spent primarily on legal costs relating to the Hawthorn Acquisition in April 1996.

On October 24, 1996, the Company completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $21,978,000. The proceeds of the Offering will be used for working capital and general corporate purposes, which may include (i) funding the Company's remaining obligations (approximately

$2 million) under the Microtel Acquisition Agreement, (ii) acquiring additional lodging or other service-oriented brands or exclusive franchise rights (to the extent permitted under the Hawthorn Acquisition Agreement), (iii) making initial deposits in connection with the American Dream franchising program until qualified lessees can be identified, (iv) investing in financing programs developed by its wholly owned subsidiary, US Funding Corp., and (v) investing in entities that make equity investments in hotel properties built and managed by certain franchisees with the potential for multi-unit development.

In addition, the Company will support a franchising program for Microtel Hotels known as the American Dream Program by committing to make initial deposits under such program until qualified lessees can be identified. In the event a qualified lessee is not identified for a particular property, the Company may become the lessee under the program. If the Company becomes the lessee with respect to a particular property, it may also acquire the Microtel from the franchisee under the terms of the American Dream Program.

The Company anticipates that the net proceeds of the Offering, together with cash on hand and interest thereon, will be sufficient to fund the Company's working capital requirements and to carry out part of the Company's business strategy. The Company may fund its future cash needs through additional equity or debt offerings, although there can be no assurance that the Company will be able to do so. The Company had outstanding indebtedness related to the Microtel Acquisition of $1,085,000 at September 30, 1996.

As of September 30, 1996, there were 163,500 shares of the Company's Redeemable Preferred Stock outstanding. Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation (the "Charter"), the Company is required, upon the earlier of (i) September 29, 2007 or (ii) a Change of Control (as defined in the Charter) of the Company, to redeem each outstanding share of Redeemable Preferred Stock at a cash price per share equal to $100 plus all accrued and unpaid dividends thereon. If Mr. Leven's employment were to be terminated by the Company for any reason (including resignation) or the Company were to otherwise experience a Change of Control, the Company would be obligated to redeem all outstanding shares of Redeemable Preferred Stock at a cost, as of September 30, 1996, of $18,037,000.

SEASONALITY

As a hotel franchisor, the Company expects to experience seasonal revenue patterns similar to those experienced by participants in the lodging industry generally. Accordingly, the summer months, because of increases in leisure travel, are expected to produce higher franchise royalty revenues for the Company than other periods during the year. In addition, developers of new hotels typically attempt, whenever feasible, to schedule the opening of a new property to occur prior to the spring and summer seasons. This also may have an impact on the seasonality of the Company's revenues, a significant portion of which is not recognized until the opening of a property. Accordingly, the Company may experience lower revenues and profits in the first and fourth quarters and higher revenues and profits in the second and third quarters.

INFLATION

The rate of inflation has not had a material effect on the revenues or operating results of the Company since its inception.

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the Stockholders (the "Stockholders") of U.S. Franchise Systems, Inc., a Delaware corporation (the "Company"), was held on Friday, October 11, 1996, at the Company's offices at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329 and by telephone conference

         The following matters were submitted to the Stockholders: (i) approval of the Initial Public Offering (the "IPO") of the Class A Common Stock of the Company and the ratification of the filing of the Registration Statement; (ii) a proposal to amend and restate the Certificate of Incorporation of the Company to reclassify the outstanding shares, to create two classes of stock, and to accomplish certain other changes; (iii) a proposal to approve and adopt amendments to the Stockholders' Agreement (iv) the election of the following persons to serve as directors: Michael A. Leven, Neal K. Aronson, Dean S. Adler, Irwin Chafetz, Richard D. Goldstein, Barry S. Sternlicht and Jeffrey H. Sonnenfeld; (v) a proposal to approve and adopt the U.S. Franchise Systems, Inc. 1996 Stock Option Plan and (vi) a proposal to approve and adopt the U.S. Franchise Systems, Inc. 1996 Stock Option Plan for Non-Employee Directors.

         Each proposal that came before the meeting was passed by the Stockholders. The tally of the votes was as follows:

                           Tally of Votes at Annual Meeting of Stockholders of U.S. Franchise Systems, Inc. Held on October 11, 1996

Subject of Vote                # For          % For*         # Against        % Against         # Abstain        % Abstain
---------------                -----          ------         ---------        ---------         ---------        ---------
IPO/Registration
Statement                    875,000          78.7%              0                0%                0                0%

Amended
Certificate of
Incorporation                875,000          78.7%              0                0%                0                0%

Amended
Stockholders
Agreement                    875,000          78.7%              0                0%                0                0%

Directors:

  Michael A.                 875,000          78.7%              0                0%                0                0%
  Leven

  Neal K.                    875,000          78.7%              0                0%                0                0%
  Aronson

  Dean S. Adler              875,000          78.7%              0                0%                0                0%

  Irwin Chafetz              875,000          78.7%              0                0%                0                0%

  Richard D.                 875,000          78.7%              0                0%                0                0%
  Goldstein

  Barry S.                   875,000          78.7%              0                0%                0                0%
  Sternlicht

  Jeffrey H.                 875,000          78.7%              0                0%                0                0%
  Sonnenfeld

1996 Stock
Option Plan                  875,000          78.7%              0                0%                0                0%

1996 Stock
Option Plan for
Non-Employee
Directors                    848,980          76.3%              0                0%             17,000             1.5%



* Out of 1,112,345 shares of Common Stock entitled to vote

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits




Exhibit
No.                                   Description
-------                               -----------

3.1           Amended and Restated Certificate of Incorporation of U.S.
              Franchise Systems, Inc. (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

3.2 Amended and Restated By-laws of the Company (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.1 Form of License Agreement for Microtels (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.2 Form of License Agreement for Hawthorn Suites Hotels (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.3 Joint Venture Agreement between Microtel Franchise and Development Corporation and U.S. Franchise Systems, Inc. dated as of September 7, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.4          Master Franchise Agreement between HSA Properties, L.L.C.
              and U.S. Franchise Systems, Inc., dated as of March 27, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.5 Amended and Restated Stockholders' Agreement, dated as of September 29, 1995, as amended on October 11, 1996, among the Company and the Original Investors (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

Exhibit
No.                                   Description
-------                               -----------

10.6 Amended and Restated Employee Stock Purchase Agreement between U.S. Franchise Systems, Inc. and Michael A. Leven, entered into as of September 29, 1995, as amended effectively simultaneously with the closing of the Offering (incorporated by reference from the Company's Registration Statement on Form S-
              1 (Registration No. 333-11427)).

10.7 Amended and Restated Employee Stock Purchase Agreement between U.S. Franchise Systems, Inc. and Neal K. Aronson, entered into as of September 29, 1995, as amended effective simultaneously with the closing of the Offering (incorporated by reference from the Company's Registration Statement on Form S-
              1 (Registration No. 333-11427)).

10.8 Employment Agreement by and between U.S. Franchise Systems, Inc. and Michael A. Leven, dated as of October 1, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.9 Employment Agreement by and between U.S. Franchise Systems, Inc. and Neal K. Aronson, dated as of October 1, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.10 Voting Agreement between Michael A. Leven and Andrea Leven to be entered into simultaneously with the closing of the Offering (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.11 Voting Agreement between Michael A. Leven and Neal K. Aronson, to be entered into simultaneously with the closing of the Offering (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.
              333-11427)).

10.12 Office Lease Agreement between Hallwood Real Estate Investors Fund XV and U.S. Franchise Systems, Inc., dated September 25, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.13         First Amendment to Office Lease between Hallwood 95, L.P. and U.S.
              Franchise Systems, Inc., dated May 20, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

Exhibit
No.                                   Description
-------                               -----------
10.14         U.S. Franchise Systems, Inc. 1996 Stock Option Plan
              (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.15 U.S. Franchise Systems, Inc. 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.16 Term Sheet, dated May 14, 1996, between the Company and NACC regarding the Franchisee Financing Facility (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

27            Financial Data Schedule

(b)           Reports on Form 8-K
                Not Applicable

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



U.S. Franchise Systems

By     /s/MICHAEL A. LEVEN
       -------------------
       Michael A. Leven
       Chairman of the Board,
       President
       Chief Executive Officer

Date   December 5, 1996



By     /s/NEAL K. ARONSON
       ------------------
       Neal K. Aronson
       Executive Vice President
       Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date   December 5, 1996

                                INDEX TO EXHIBITS

Exhibit
No.                                   Description                               Page
-------                               -----------                               ----

3.1           Amended and Restated Certificate of Incorporation of U.S.
              Franchise Systems, Inc. (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration
              No. 333-11427)).

3.2 Amended and Restated By-laws of the Company (incorporated by reference from the Company's Registration Statement on Form S-
              1 (Registration No. 333-11427)).

10.1 Form of License Agreement for Microtels (incorporated by reference from the Company's Registration Statement on Form
              S-1 (Registration No. 333-11427)).

10.2          Form of License Agreement for Hawthorn Suites Hotels
              (incorporated by reference from the Company's Registration
              Statement on Form S-1 (Registration No. 333-11427)).

10.3          Joint Venture Agreement between Microtel Franchise and
              Development Corporation and U.S. Franchise Systems, Inc. dated as of September 7, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.
              333-11427)).

10.4          Master Franchise Agreement between HSA Properties, L.L.C.
              and U.S. Franchise Systems, Inc., dated as of March 27, 1996
              (incorporated by reference from the Company's Registration
              Statement on Form S-1 (Registration No. 333-11427)).

10.5          Amended and Restated Stockholders' Agreement, dated as of
              September 29, 1995, as amended on October 11, 1996, among the Company and the Original Investors (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.6 Amended and Restated Employee Stock Purchase Agreement between U.S. Franchise Systems, Inc. and Michael A. Leven, entered into as of September 29, 1995, as amended effectively simultaneously with the closing of the Offering (incorporated by reference from the Company's Registration Statement on Form
              S-1 (Registration No. 333-11427)).

Exhibit
No.                                   Description                               Page
-------                               -----------                               ----

10.7 Amended and Restated Employee Stock Purchase Agreement between U.S. Franchise Systems, Inc. and Neal K. Aronson, entered into as of September 29, 1995, as amended effective simultaneously with the closing of the Offering (incorporated by reference from the Company's Registration Statement on Form
              S-1 (Registration No. 333-11427)).

10.8          Employment Agreement by and between U.S. Franchise Systems,
              Inc. and Michael A. Leven, dated as of October 1, 1995
              (incorporated by reference from the Company's Registration
              Statement on Form S-1 (Registration No. 333-11427)).

10.9          Employment Agreement by and between U.S. Franchise Systems,
              Inc. and Neal K. Aronson, dated as of October 1, 1995
              (incorporated by reference from the Company's Registration
              Statement on Form S-1 (Registration No. 333-11427)).

10.10 Voting Agreement between Michael A. Leven and Andrea Leven to be entered into simultaneously with the closing of the Offering
              (incorporated by reference from the Company's Registration
              Statement on Form S-1 (Registration No. 333-11427)).

10.11 Voting Agreement between Michael A. Leven and Neal K. Aronson, to be entered into simultaneously with the closing of the Offering
              (incorporated by reference from the Company's Registration
              Statement on Form S-1 (Registration No.
              333-11427)).

10.12         Office Lease Agreement between Hallwood Real Estate Investors
              Fund XV and U.S. Franchise Systems, Inc., dated September 25,
              1996 (incorporated by reference from the Company's Registration
              Statement on Form S-1 (Registration No. 333-11427)).

10.13         First Amendment to Office Lease between Hallwood 95, L.P. and U.S.
              Franchise Systems, Inc., dated May 20, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1
              (Registration No. 333-11427)).

10.14         U.S. Franchise Systems, Inc. 1996 Stock Option Plan
              (incorporated by reference from the Company's Registration
              Statement on Form S-1 (Registration No. 333-11427)).

Exhibit
No.                                   Description                               Page
-------                               -----------                               ----

10.15         U.S. Franchise Systems, Inc. 1996 Stock Option Plan for Non-
              Employee Directors (incorporated by reference from the Company's
              Registration Statement on Form S-1 (Registration No.
              333-11427)).

10.16 Term Sheet, dated May 14, 1996, between the Company and NACC regarding the Franchisee Financing Facility (incorporated by reference from the Company's Registration Statement on Form S-1
              (Registration No. 333-11427)).

27            Financial Data Schedule

(b)           Reports on Form 8-K
                Not Applicable