Form 10-K
period 1996-12-31
US FRANCHISE SYSTEMS INC
filed 1997-03-27
CIK 1020350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM __________TO __________

                         COMMISSION FILE NUMBER 0-28908

                          U.S. FRANCHISE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                             58-2190911
  (State or other jurisdiction of     (I.R.S Employer Identification No.)
  Incorporation or Organization)

  13 CORPORATE SQUARE, SUITE 250
           ATLANTA, GEORGIA                         30329
  (Address of Principal Executive Offices)        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 321-4045

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      Class A Common Stock, $0.01 par value
                               TITLE OF EACH CLASS

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the outstanding shares of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was approximately $76,525,080 as of February 26, 1997. There were 9,872,476 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of February 26, 1997.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of U.S. Franchise Systems, Inc. ("USFS" or the "Company") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS
Certain statements under this caption "Business" constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements."

GENERAL
USFS was formed in August 1995 to acquire, market and service well-positioned brands with potential for rapid unit growth through franchising . The Company's initial brands, which are in the lodging industry, are the Microtel(R) budget hotel brand ("Microtel") and the Hawthorn Suites(R) upscale, extended-stay hotel brand ("Hawthorn Suites"). The Company acquired the rights to these brands because of their potential for significant growth, which reflects, among other things, their profitability for franchisees at the property level and their positions in attractive segments of the lodging industry.

The Company has assembled an experienced management team and sales force led by Chairman, President and Chief Executive Officer, Michael A. Leven who has 36 years of experience in the lodging industry, and its Executive Vice President and Chief Financial Officer, Neal K. Aronson, a former principal of the New York investment firm Odyssey Partners, L.P. Mr. Leven most recently served as President and Chief Operating Officer of Holiday Inn Worldwide (1990-1995) and President and Chief Operating Officer of Days Inn of America, Inc. (1985-1990), franchisors of the two largest lodging brands in the world. As of December 31, 1996, the Company had a staff of 73 employees, including a 27-person sales force. Mr. Leven and the Company's sales force have collectively sold over 2,200 hotel franchises on behalf of other hotel chains. Since acquiring the Microtel brand in October 1995 and establishing a sales force by January 1996, the Company has executed 190 franchise agreements and accepted applications for an additional 76 hotels as of December 31, 1996, expanding the number of states in which Microtels are or may be located from 10 to 45. Since acquiring the exclusive rights to franchise the Hawthorn Suites brand in March 1996 and establishing a sales force by July 1996, the Company has executed 19 franchise agreements and accepted applications for 14 additional hotel sites as of December 31, 1996.

As a franchisor, USFS licenses the use of its brand names to independent hotel owners and operators (i.e., franchisees). The Company provides its franchisees with a variety of benefits and services designed to (i) decrease the development costs, (ii) shorten the time frame and reduce the complexity of the construction process and (iii) increase the occupancy rates, revenues and profitability of the franchised properties. The Company offers prospective franchisees access to financing, a business format, design and construction assistance (including architectural plans), uniform quality standards, training programs, national reservations systems, national and local advertising and promotional campaigns and volume purchasing discounts.

The Company expects that its future revenues will consist primarily of (i) franchise royalty fees, (ii) franchise application fees, (iii) reservation and marketing fees, (iv) various fees and other revenues from third-party financing arranged by the Company for its franchisees and (v) payments made by vendors who supply the Company's franchisees with various products and services. Currently, the Company derives substantially all of its revenues from reservation and marketing fees collected from its franchisees. The Company also receives cash from its franchisees in the form of application fees, which are recognized as revenue only upon the opening of the underlying hotels.

The Company was incorporated in Delaware in August 1995. Its executive offices are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329 and its telephone number is (404) 321-4045.

Financial information about the Company may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

BUSINESS STRATEGY
The Company's business strategy is to (i) rapidly increase the number of open Microtels and Hawthorn Suites, (ii) operate its administrative and franchisee support departments in order to maximize the operating leverage inherent in the franchising business and (iii) acquire additional lodging or other service-oriented brands that provide attractive unit economics to franchisees and significant growth opportunities for the Company (to the extent permitted under the Hawthorn Acquisition Agreement). See "--Acquisition of the Microtel and Hawthorn Suites Systems".

THE HOTEL FRANCHISING AND LODGING INDUSTRIES
HOTEL FRANCHISING. In recent years, owners of hotels not affiliated with regional or national lodging companies have increasingly chosen to join hotel franchise chains. The Company and other hotel franchise chains provide a number of services designed to directly or indirectly increase hotel occupancy rates, revenues and profitability. The Company believes that hotel operators often view franchise chain membership as an important means of remaining competitive with hotels that are either owned by or affiliated with national or regional lodging companies. In determining whether to affiliate with a franchise chain, hotel operators will compare costs of affiliation with the incremental revenues anticipated to be derived from chain membership. Costs of affiliation include capital expenditures and operating costs required to meet a chain's quality and operating standards, plus the ongoing payment of franchise royalties and assessments for the reservations system and marketing programs maintained by the franchisor.

LODGING INDUSTRY. The lodging industry has traditionally been divided into five segments, each of which is identified by the average daily room rate generally charged by hotel operators in the segment (the "ADR"). According to an industry study in 1996 the various segments and their respective ADRs were: budget (approximately $40), economy (approximately $50), mid-price (approximately $64), upscale (approximately $84) and luxury (approximately $122). Hotels are further segmented into limited-service and full-service, depending on the degree of food and beverage and other services offered, and hotels are also segmented into transient hotels, which serve short-term guests, and extended-stay hotels, which serve guests on multiple night or multiple week stays. The Company's franchised properties operate in the budget and economy segments of the limited-service sectors through its Microtel brand and the upscale segment of the extended-stay and transient suite sectors through its Hawthorn Suites brand.

THE COMPANY'S LODGING FRANCHISE SYSTEMS
MICROTEL. MICROTELS include three types of properties: Microtel Inns, which have single and double rooms; Microtel Suites, which are all-suite properties; and Microtel Inn & Suites, which contain singles, doubles, and suites. All Microtels, which had an average daily room rate in 1996 of approximately $38.01, operate in the budget or economy segments of the lodging industry, which are the lowest priced segments in the industry . Microtels are distinctively styled hotels with a residential look that offer travelers an attractive and consistent appearance, clean, comfortable rooms and the safety of interior corridor room access, all for a competitive room rate.

Microtels feature a distinctive architectural design that minimizes construction costs and maintenance expenses through smaller room sizes, limited common areas, smaller land requirements and built-in standardized furniture, all of which enable franchisees to own and operate a Microtel at a lower cost. These lower costs may reduce a franchisee's equity investment and may broaden its debt financing alternatives, thereby expanding the appeal of the Microtel brand to prospective franchisees.

Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:

                                                 AS OF                         AS OF
                                            DECEMBER 31, 1995          DECEMBER 31, 1996
                                            -----------------          -----------------
MICROTEL FRANCHISE DATA (1)
Properties Open                                    23                          28
Properties Under Construction                       0                          25
Executed Franchise Agreements                       3                         190
Franchise Applications Accepted                    10                          76

(1) The Company will not receive royalties from 27 of the 28 Microtels open as of December 31, 1996 and from seven of the Microtels covered by executed franchise agreements as of December 31, 1996, but does and will receive marketing fees from the franchisees of these properties.

HAWTHORN SUITES. As an upscale, extended-stay hotel, Hawthorn Suites provide the traveler with the convenience of a hotel and the amenities typically found in an apartment. Hawthorn Suites' hotel rooms contain full-service kitchens with appliances, cookware and utensils, video cassette players, modem ports, exercise facilities and valet service. Hawthorn Suites hotels also offer a hot breakfast buffet every morning and guests are invited to an evening social hour held four times a week. A center courtyard, an outdoor pool, a multi-use sport court, a barbecue area and a retail store selling sundry and meal items, snacks and beverages, will also be part of newly constructed Hawthorn Suites hotels.

In addition to participating in the upscale, extended-stay segment through its Hawthorn Suites brand, the Company has recently developed a prototype called Hawthorn Suites LTD. Hawthorn Suites LTD is a mid-price, all suites hotel brand that is designed to meet the needs of both the extended-stay and transient guests. The prototype developed by the Company for Hawthorn Suites LTD targets development costs and average daily rates approximately 20% below those for Hawthorn Suites hotels.

Hotels that are part of the Hawthorn Suites system use the Spirit Reservation System ("Spirit"), a system operated by Regency Systems Solutions ("Regency"), which receives and processes calls made to a toll-free number dedicated to Hawthorn Suites. The Spirit system is directly linked by computer to all Hawthorn Suites hotels. Regency, which is owned by Hyatt Hotel Corporation ("Hyatt"), also currently operates the reservations system for Hyatt hotels. Persons calling the Hyatt toll-free number who experience a sold out Hyatt or no Hyatt in their desired market are automatically referred to the closest Hawthorn Suites hotel. There can be no assurance, however, that Regency will continue to service the Company's or Hyatt's reservations needs in the future or that the Company will continue to use the reservation services of Regency.

The extended-stay segment, targeting travelers staying five or more consecutive nights, is a growing segment of the lodging industry, as travelers' demand better value and environments that feel more like home. Corporate downsizing has resulted in an increasing need for consultants, long-term project work and growth in corporate training programs. Moreover, with extensive corporate relocations each year, more people are away from home on longer trips. Leisure and vacation travelers are also discovering the value of extended-stay hotels. According to lodging consultant D.K. Shifflet & Associates Ltd., approximately 318 million extended-stay room nights were sold in the United States in 1996, representing over 35% of all hotel room nights sold in the United States during the year. However, dedicated extended-stay rooms constituted only 1.5% of the lodging industry's total rooms at the end of 1996.

According to an industry survey, in 1996 extended stay properties experienced an average occupancy rate of 79.4%, compared to an overall average occupancy rate for the lodging industry of 61.5%. Due to the longer average stay of the extended-stay guest and lower guest turnover, operators of extended-stay hotels enjoy reduced staffing needs, both at the front desk and in housekeeping, relative to operators of transient hotels. At the same time, reduced guest turnover contributes to lower supply costs, as hotel operators are not required to replenish amenities such as soap and shampoo on a daily basis.

OPERATIONS
The following departments of the Company are responsible for identifying potential franchisees and locations, obtaining franchise applications, executing franchise agreements, assisting franchisees in building and opening properties and providing ongoing support, training and services:

Franchise Sales. The Company employs a national franchise sales force consisting of 27 people. The primary objectives of the Company's franchise sales strategy are to identify potential franchisees and possible locations for each of the Company's brands and to create an awareness and general acceptance of its products with numerous participants in the hospitality industry, including hotel owners, lodging consultants, vendors, operators, and educational institutions. The sales force seeks to achieve these objectives through the implementation of a multi-faceted sales strategy, which includes cold calling, telemarketing, direct mail, trade advertising and public relations. The compensation program is structured so that each franchise salesperson is expected to earn at least 50% of his or her annual income in sales commissions.

Design and Construction. The Company's design and construction department provides development expertise in the disciplines associated with new construction and renovation, with emphasis on low development costs, low maintenance expense, quality construction and profit maximization for its franchisees. The Company provides detailed architectural plans, CAD-CAM computer files, specifications, system standards and manuals, and makes the services of the department available to franchisees at various stages of the development process. In addition, in order to maintain consistent product quality and brand identity, the design and construction department approves, among other things, all architectural plans of Microtel and Hawthorn Suites franchisees.

Quality Assurance. Franchise quality control is accomplished through inspections prior to a franchisee's entry into the system and on an ongoing basis. Quality assurance programs promote uniform standards throughout each of the Company's franchise systems. The Company inspects each property two times per year. Hotels that fail to meet certain franchise standards are notified and are generally given 30 days to either correct the conditions that led to the failure or to implement a plan to correct the failure. If they do not correct the deficiencies, the Company can rescind the franchise. Since the Company acquired the Microtel brand, one property has been terminated from the Microtel system due to quality deficiencies.

Marketing. The Company's marketing strategy is designed to increase brand awareness among potential franchisees and consumers. In the franchise community, the Company's marketing campaign is focused on publications that target the hospitality industry, direct mail and attendance at industry trade shows. In targeting the end consumer, the Company supplies franchise properties with a marketing guide, local radio spots, print advertising, outdoor billboard designs and rack cards. In addition, national directories are published for each brand and made available to hotel guests at the property level through advertising and via the Internet. In 1996, the primary vehicles for advertising the Microtel brand to end consumers and reinforcing Microtel's national message that "There's Room for Everyone" have been USA Today, the Internet and billboards at 20 major airports in the communities where Microtels are located (including two prominently displayed billboards at Atlanta's Hartsfield Airport during the 1996 Olympic games). Microtel's Internet address is http://www.microtelinn.com. Due to the nature of the extended-stay market, direct sales (i.e. sales and marketing efforts by the hotel operator targeted at local demand generators) plays a major role in marketing for Hawthorn Suites. Specialized pre-opening and post-opening collateral material is targeted to travel agents, travel planners and buyers of extended-stay rooms, instead of the end consumer. Hawthorn Suites' Internet address is http://www.hawthorn.com.

Public Relations. A targeted public relations program supports both the marketing and franchise sales efforts by promoting awareness of the Company generally. Since its inception, the Company has been featured in such national publications as USA Today, Business Week and National Business Employment Weekly (a subsidiary of The Wall Street Journal), as well as industry trade publications such as Hotel & Motel Management, Hotel Business, Lodging, Lodging Hospitality, Hotels, Travel Weekly and Real Estate Forum.

Training. The Company maintains mandatory training programs for its franchisees that are designed to teach franchisees how to best utilize the Company's reservations system and marketing programs, as well as the fundamentals of hotel operations, such as recruiting, housekeeping, repairs and maintenance and personnel policies. The Company also provides special on-site training upon request. The Company has developed and maintains a library of training videos, cassettes and tapes, as well as printed training material, which are available to franchisees. In addition, each franchise sales person must complete a structured initial training program and regular retraining.

Franchise Services. The franchise services department functions as a single point of contact for all franchisees to call for support on all issues prior to, during, and after construction. Franchise services acts as a liaison between the franchisee and all departments of the Company. The Company recognizes the personal service aspect of the franchising business and intends to assign a designated member of the franchise service department to each franchisee.

Purchasing. The Company provides its franchisees with volume purchasing discounts for products, services, furnishings, and equipment used in construction and ongoing operations. The Company has established relationships with vendors to the lodging industry and negotiates discounts for purchases by its customers. In certain cases, the Company receives payments from the vendors as well. Currently, the Company does not maintain inventory, directly supply any of the products, or extend credit to franchisees for such purchases.

FRANCHISE AGREEMENTS
The Company's franchise agreements grant hotel owners the right to utilize one of the brand names associated with the Microtel or Hawthorn Suites hotel systems under long-term franchise agreements. In order to qualify for a franchise from the Company, a candidate must undergo a screening process, which typically includes a review of the potential franchisee's operational ability and financial condition and the proposed lodging location. A representative of the Company conducts a site inspection to determine whether the location meets standards and whether the brand name selected is appropriate at that location. The Company considers such factors as accessibility, visibility, location, economics, demographics, the extent of commercial development and, in the case of Hawthorn Suites conversions, facility condition. When executed, both Microtel and Hawthorn Suites franchise agreements offer an area of exclusivity to each location, the degree of which is negotiated individually with each franchisee.

The Company's current standard agreements are for 20-year terms for new construction properties and 10-year terms for conversion properties (in the case of Hawthorn Suites only). The standard franchise agreements generally require franchisees to satisfy certain development milestones, including a requirement that construction begin within six to nine months of execution of the franchise agreement, although generally there exists a 30-day cure period. Franchisees are required to pay royalty fees to the Company based upon the gross room revenues of the franchised hotel during the term of the agreement and an application fee. Franchise application fees are non-refundable and are generally collected from potential franchisees by the time the franchise agreement is executed.

Franchise fees are comprised of two components: a royalty portion and a reservation and marketing portion, both of which are based upon a percentage of the franchisee's gross room revenues. The royalty portion of the franchise fee is intended to cover the operating expenses of the franchisor, such as costs incurred in providing quality assurance, administrative support and other franchise services, and to provide the Company with operating profits. The reservation and marketing portion of the franchise fee is intended to reimburse the Company for the expenses associated with providing such franchise services as a reservation system, national advertising and certain promotional programs. Marketing and reservation fees do not produce any profit for the Company, but mitigate a significant cost of business for franchisees and are an important consideration for potential franchisees when evaluating competing brands. The Company does not receive royalty fees from those Microtel and those Hawthorn Suites hotels that were open or under development at the time the Company acquired the right to franchise the respective brands. The Company does, however, receive reservation and marketing fees from the franchisees of these properties.

The terms of the Company's current standard forms of franchise agreements state that, by year of operation, franchisees are required to pay the following ongoing royalty fees and reservation and marketing fees (each, as a percentage of gross room revenues), although the actual fees may vary:



                                                            Microtel          Hawthorn Suites
FRANCHISE ROYALTY FEES                                      --------          ---------------
----------------------
Year 1                                                        4.0%                   5.0%
Year 2                                                        5.0%                   5.0%
Year 3 and thereafter                                         6.0%                   5.0%
RESERVATION AND MARKETING FEES
------------------------------
Year 1                                                        3.0%                   2.5%
Year 2                                                        2.5%                   2.5%
Year 3 and thereafter                                         2.0%                   2.5%
TOTAL FRANCHISE FEES
--------------------
Year 1                                                        7.0%                   7.5%
Year 2                                                        7.5%                   7.5%
Year 3 and thereafter                                         8.0%                   7.5%

During the first quarter of 1996, when the Company began its full-time franchise sales efforts, prospective Microtel franchisees were offered a three month royalty-free period during Year 1 as an inducement to join the Company's franchise system. The Company is no longer offering this discount and currently has no intention to do so in the future. With respect to Hawthorn Suites, a wide range of incentives have been offered to various franchisees, from no discount to a package consisting of a one point reduction for the first four years of operations, a one-half point reduction for the fifth year and a 7.5% cap on Total Franchise Fees for the term of the agreement. With respect to both Microtel and Hawthorn Suites, the Company also has agreed in certain situations to dedicate a portion of a particular franchisee's marketing fees to local (as opposed to national) promotion of the applicable brand.

The Company has modified its standard forms of license agreements in an attempt to reduce negotiations with potential franchisees, modifications that the Company believes have reduced the burden on its sales force and administrative staff. The Company believes that these changes make the Company's franchise agreements more attractive to potential franchisees without sacrificing the protection typically afforded to franchisors under franchise agreements. The Company's standard form of franchise agreement is terminable by the Company if the franchisee fails to maintain certain quality standards or to pay royalties, reservation and marketing fees or other charges. In the event of termination, the Company is generally entitled to liquidated damages.

ACQUISITION OF THE MICROTEL AND HAWTHORN SUITES SYSTEMS

Microtel Acquisition. On September 7, 1995, the Company entered into the Microtel Acquisition Agreement with Hudson, a public company then called Microtel Franchise and Development Corporation, to acquire the exclusive worldwide franchising rights and operating assets of the Microtel hotel system. The purchase price for these franchise rights and operating assets was $3,037,000, of which the Company paid $1,600,000 at the closing on October 5, 1995 and agreed to pay a total of $1,437,000 over the following three years, plus interest at 10% (for a total payment of approximately $1,700,000). In addition, royalties are payable to Hudson Hotels Corporation ("Hudson"), as described below, for the right to all trade names, trademarks, service marks and other intellectual property used in connection with the Microtel business, including the Microtel name (the "Proprietary Marks").

The operating assets of the Microtel system acquired from Hudson included (i) all prototype architectural plans and designs used in connection with the Microtel business and (ii) the Microtel reservation referral system, directories, manuals and marketing materials.

Pursuant to the Microtel Acquisition, the Company also acquired Hudson's rights under then existing Microtel franchising agreements relating to the 27 Microtels open or under development at the time of the acquisition. Although the Company acquired the existing franchises from Hudson and is obligated to fulfill all the obligations of the franchisor thereunder, Hudson retained the right to receive all franchise royalties and franchise renewal fees payable by the existing franchisees under such agreements. The Microtel Acquisition Agreement does, however, permit the Company to retain any reservation and marketing fees and any other one-time or non-recurring fees or charges payable to the franchisor under the applicable franchise agreement such as those relating to the initial placement, substitution, amendment, organization, termination or transfer of the franchise.

The Microtel Acquisition Agreement also grants Hudson, its affiliates and certain other persons the right to acquire from the Company up to an additional 23 Microtel hotel franchisees and up to an additional 10 Microtel all-suites hotels and to retain the franchise application fees and the franchise royalties from such franchises (provided Hudson, its affiliates or such other persons own and operate the hotels covered by such franchises). Since the closing of the Microtel Acquisition, Hudson, its affiliates or such other persons have executed franchise agreements for seven additional Microtels, which, when opened, will be included in the 23 Microtel franchises referred to above.

In consideration for the transfer of the Proprietary Marks, the Microtel Acquisition Agreement provides that, for each new Microtel or Microtel all-suites hotel (collectively, the "Microtel Properties") opened after the closing of the Microtel Acquisition, other than the additional franchises referred to in the preceding paragraph, the Company is required to pay monthly royalties to Hudson as follows: 1.0% of the "revenues subject to royalties" on the first 100 Microtels opened after the closing, 0.75% of such revenues for the next 150 Microtels opened, and 0.50% of such revenues for each Microtel opened after the first 250 have opened. "Revenues subject to royalties" generally are those payable by the franchisees to the Company based on gross room revenues, as well as other royalty payments payable by such franchisees under the applicable franchise agreement. The Company is entitled to all other fees (other than termination fees, which must be shared with Hudson) payable by the Microtel franchisees, including the franchise application fees, all of the remaining royalties, reservation and marketing fees and fees applicable to any financing arranged through the Company.

The Microtel Acquisition Agreement requires the Company to satisfy a development schedule, which requires that new Microtel Properties be opened or under construction in the following numbers, on a cumulative basis, by December of each of the following years:


                                              NUMBER OF
                      YEAR             MICROTEL PROPERTIES (1)
                      ----             -----------------------
                      1996                        0
                      1997                       50
                      1998                      100
                      1999                      175
                      2000                      250


     (1) Excluding (i) the 27 Microtels that were open or under construction or with respect to which franchise agreements had been executed or applications accepted at the time of the Microtel Acquisition and (ii) the 23 additional Microtels (with respect to which seven franchise agreements have been executed since the closing of the Microtel Acquisition) and the 10 Microtel all-suites hotels that Hudson, its affiliates and certain other persons are entitled to franchise under the Microtel Acquisition Agreement.

Under the Microtel Acquisition Agreement, the development schedule is deemed to have been complied with unless such schedule has not been met for two consecutive years (including 1996, where applicable). That is, the Company will not violate its development obligations under the Microtel Acquisition Agreement unless it has failed to meet the targets for two consecutive years. If, however, at the end of any two year period, at least 75% (but less than 100%) of the number of Microtel Properties scheduled to have been opened by such date have been opened, the Microtel Acquisition Agreement permits the Company to cure the default by paying a fee of $1 million. Upon such payment, the Company will be deemed to have fully complied with the development schedule for such two year period (including when determining whether it complied with such schedule in future periods).

The Microtel Acquisition Agreement further provides that, in the event the Company fails to satisfy the development schedule, fails to pay any monies due to Hudson or otherwise fails to fulfill its material obligations under the Microtel Acquisition Agreement, in each case subject to the Company's right to cure such breach within the applicable notice and cure periods, all of the rights to the Microtel system and all operating assets associated therewith will revert to Hudson. In such instance, the Company will, however, retain the rights to any franchise royalty payments due to it under franchise agreements entered into by the Company after the closing of the Microtel Acquisition, less a servicing fee payable to Hudson in an amount equal to 0.75% of all revenues subject to royalties under such agreements.

Also, in connection with the Microtel Acquisition, Hudson agreed to provide consulting services to the Company over the three-year period beginning October 5, 1995, for which the Company agreed to pay Hudson a total of $700,000 ($400,000 of which was paid at the closing of the Microtel Acquisition). The Company also received warrants to purchase 100,000 common shares of Hudson at an exercise price of $8.375 per share. The warrants expire on September 1, 2000.

Hawthorn Acquisition. On March 27, 1996, the Company entered into the Hawthorn Acquisition Agreement with HSA Properties, L.L.C. ("HSA"), an entity indirectly controlled by the Pritzker family, pursuant to which the Company acquired the exclusive, worldwide rights to franchise and to control the development and operation of the Hawthorn Suites brand of hotels ("the Hawthorn

Acquisition"). In connection with the Hawthorn Acquisition, HSA also assigned to the Company all of HSA's rights in the licenses (other than the right to receive royalty payments) for the then existing Hawthorn Suites brand hotels (the "Existing Hawthorn Hotels"), HSA's agreement with Regency to provide reservation support services and certain other agreements relating to the operation of the Hawthorn Suites brand hotels. No money was paid by the Company at the closing of the Hawthorn Acquisition. The Company is, however, required to make royalty payments to HSA under circumstances described below.

Under the Hawthorn Acquisition Agreement, the Company remits to HSA all franchise royalty fees paid to the Company by franchisees of the Existing Hawthorn Hotels, with the Company and HSA generally dividing royalty fees paid with respect to any Hawthorn Suites brand hotels opened subsequent to the Hawthorn Acquisition (the "New Hotels"), as described below. All other fees and other charges payable under the licenses for the Existing Hawthorn Hotels or New Hotels, including marketing and advertising fees and origination or initial franchise application fees, will be retained by the Company. Pursuant to the Hawthorn Acquisition Agreement, as indicated on the chart below, the percentage of such royalties payable to HSA will decrease as the aggregate number of rooms in New Hotels increases.


                           DIVISION OF FRANCHISE ROYALTIES
ROOMS(1)                             HSA                     COMPANY
--------                            -----                    -------
First 3,600 Rooms:                  66.7%                     33.3%
Next 3,150 Rooms:                   50.0%                     50.0%
Next 2,160 Rooms:                   37.5%                     62.5%
Next 4,410 Rooms:                   33.3%                     66.7%
Above 13,320 Rooms:                 25.0%                     75.0%

(1)   For this purpose, a suite is considered to be one "room".

In the event, however, that the Company fails to achieve certain specified development milestones (the "Royalty Reduction Standard"), the royalty fees payable to HSA will increase. Specifically, the amount of additional royalty fees payable to HSA during the period that the Company fails to comply with the Royalty Reduction Standard is determined by multiplying the Company's share of royalty fees (in dollars) for the calendar quarter in which the default occurs by a fraction, the numerator of which is the number of additional Qualified License Agreements required in order for the Company to comply with the Royalty Reduction Standard and the denominator of which is the minimum number of Qualified License Agreements required in order for the Company to have complied with the Royalty Reduction Standard. The Hawthorn Acquisition Agreement further provides that if the franchise royalty payable by a New Hotel is less than 4% of the hotel's gross room revenue, the percentage of the royalty payable to HSA for that particular hotel will increase.

The Hawthorn Acquisition Agreement also restricts the Company's ability to franchise other hotel brands for certain periods if the Company fails to meet certain development targets. Specifically, the agreement provides that unless and until such time as the Company's franchisees have opened 175 Hawthorn Suites with a minimum aggregate total of 11,375 rooms ("Hawthorn Brand Saturation"), the Company generally may not franchise another all-suite hotel brand. The Company's new combined extended-stay/transient all-suite hotel property, Hawthorn

Suites LTD, may be counted toward Hawthorn Brand Saturation so long as they are "all suite" hotels, as defined below. The Company may, however, franchise Microtel Suites at any time so long as they cost $40,000 (subject to adjustment for inflation) or less per suite to build, excluding the cost of land. For purposes of the Hawthorn Acquisition Agreement, a hotel that is at least 50% suites or uses "suites" in its name is an "all-suite" hotel. If the Company decides to franchise or license another all-suite hotel brand after Hawthorn Brand Saturation is achieved, HSA retains the option within a limited period to sell its right and interest in the Hawthorn Suites brand and system of operation, including the relevant intellectual property and the royalty stream, to the Company for a sum equal to 10 times the franchise royalty fees earned or accrued by HSA in the 12 months prior to such sale.

Until the earlier of June 26, 1998 and the date on which Hawthorn Brand Saturation is achieved the Company is restricted from franchising any lodging brand other than (i) Hawthorn Suites hotels, (ii) Microtel hotels and (iii) other limited-service, non-suite hotels with an ADR of $49 and under. In addition, until June 26, 1997, the Company must also refrain from franchising any non-lodging brands.

Until Hawthorn Brand Saturation is achieved, the Company is obligated to receive HSA's approval for any material changes in its approved standard form franchise agreement, and all Uniform Franchise Offering Circulars ("UFOC") and related materials delivered to prospective franchisees. The Hawthorn Acquisition Agreement also requires that the Company have a total of at least 15 full-time sales persons selling licenses for the Hawthorn Suites and Microtel brands and that the Company spend more than $100,000 in each of 1996 and 1997 to promote the Hawthorn Suites brand.

The Hawthorn Acquisition Agreement requires that the Company adhere to a development schedule under which a minimum number of Qualified License Agreements must be executed as of certain dates (the "Termination Standard"). The term Qualified License Agreements is defined in the Hawthorn Acquisition Agreement to mean a license granted by the Company to use the Hawthorn brand, provided that (i) the licensed hotel is an all-suites hotel (i.e., a hotel in which at least 50% of the rooms are suites or that uses "suites" in its name) with more than 40 suites, (ii) the Company has received all application fees from the licensees and (iii) the licensee either owns or controls through long-term lease the land on which the hotel is located or to be constructed. If any of these development milestones are not met and the default has not been cured prior to the delivery of a default notice, HSA may elect to terminate the Hawthorn Acquisition Agreement. If HSA opts to terminate the Hawthorn Acquisition Agreement, the Company may only retain a percentage of the franchise royalties to which it would otherwise be entitled on previously opened hotels. The portion retained by the Company ranges from 15% to 40% of the franchise royalties it would have received but for the termination, depending on the percentage of the Termination Standard achieved. As noted above, in the event that the Company surpasses the Termination Standard, but fails to meet the higher Royalty Reduction Standard, or for such time as HSA opts not to terminate for failure to achieve the Termination Standard, the percentage of franchise royalties payable to HSA increases. The minimum development requirements are as follows:

                             DEVELOPMENT SCHEDULE
                        (Qualified License Agreements)
                              ROYALTY REDUCTION

DATE                                               STANDARD                     TERMINATION STANDARD
------------------                              --------------                  --------------------
June 27, 1997                                        20                                   10
December 27, 1997                                    30                                  N/A
June 27, 1998                                        40                                   20
June 27, 1999                                        65                                   40
June 27, 2000                                        90                                   60
June 27, 2001                                       115                                   80
June 27, 2002                                       140                                  100

The Hawthorn Acquisition Agreement may also be terminated by the mutual agreement of the parties or in various other circumstances, including, at the election of HSA, on the death, disability, retirement, resignation or termination of the employment of Michael A. Leven as Chief Executive Officer of the Company prior to a permitted transfer of the Company's rights under such agreement or, if earlier, prior to such time as the Royalty Reduction Standard has been met or the Hawthorn Brand Saturation achieved. If the Hawthorn Acquisition Agreement is terminated for any reason, HSA has the right to require the Company to continue to administer the licenses for Hawthorn Suites brand hotels then in effect as of the date of such termination for up to one year in exchange for a fee equal to 0.5% of the gross room revenues of such hotels.

SEASONALITY
In the future, royalties generated by gross room revenues of franchised properties are expected to be the principal source of revenue for the Company. As a result, the Company expects to experience seasonal revenue patterns similar to those experienced by the lodging industry generally. Accordingly, the summer months, because of increase in leisure travel, are expected to produce higher revenues for the Company than other periods during the year. In addition, developers of new hotels typically attempt, whenever feasible, to schedule the opening of a new property to occur prior to the spring and summer seasons. This also may have an impact on the seasonality of the Company's revenues, a significant portion of which is not recognized until the opening of a property. Accordingly the Company may experience lower revenues and profits in the first and fourth quarters and higher revenues and profits in the second and third quarters.

COMPETITION
Competition among national brand franchisors and smaller chains in the lodging industry to grow their franchise systems is intense. The Company believes that competition for the sale of lodging franchises is based principally upon (i) the perceived value and quality of the brand, (ii) the nature and quality of services provided to franchisees, (iii) the franchisee's view of the relationship of building or conversion costs and operating expenses to the potential for revenue and profitability during operation and upon sale and (iv) the franchisee's ability to finance and sell the property. The Company's franchisees are generally in intense competition for guests with franchisees of other hotel chains, independent properties and owner-operated chains. The success of the Company's franchisees affects the profitability of the Company, as the Company`s receipt of royalty fees under its franchise agreements is tied directly to the gross room revenues earned by its franchisees.

In choosing a particular hotel, consumers consider differences in room rates, quality and condition of accommodations, name recognition, availability of alternative lodging (including short-term lease apartments), service levels, reputation, safety, reservation systems and convenience of location.

Both among consumers and potential franchisees, Microtel competes with budget and economy hotels such as Comfort Inn(R), Days Inn(R), Econo Lodge(R), Fairfield Inn(R), Sleep Inn(R), Red Roof Inn(R), Budgetel Inn(R), Super 8(R), Ramada Limited(R), Motel 6(R), Jameson Inns(R), Travelodge(R), Thriftlodge(R), Knights Inn(R), Red Carpet Inn(R) and Scottish Inns(R).

Hawthorn Suites hotels compete for consumers and potential franchisees with Residence Inn(R), Homewood Suites(R), Summerfield Suites(R) and Woodfin Suites(R). In the transient suites sector of the lodging industry, where the company will be competing through its Hawthorn Suites LTD brand, the Company's principal competitors will include AmeriSuites(R), Hampton Inn and Suites(R), Fairfield Suites(sm), MainStay(sm), Candlewood(sm), Wingate Inn(sm),
Towne Place(sm) and Courtyard by Marriott(R), among others. Many of the Company's competitors are affiliated with larger chains with substantially more properties, greater marketing budgets and greater brand identity than the Company.

REGULATION
The sale of franchises is regulated by various state laws, as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees, although it does not require registration of offers to prospective franchisees. The required disclosure is made through a UFOC, which must be provided to potential franchisees at least 10 days prior to execution of a franchise agreement. A number of states require registration and disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such existing regulations, the Company cannot predict the effect of any future legislation or regulation.

Additionally, various national, state, and local laws and regulations may affect activities undertaken by the Company in connection with the Franchisee Financing Facility (see -"Special Programs" for detail on each of these). In particular, the Company may be required to obtain a license or to register in certain states in order to underwrite or promote loans to be made by Nomura Asset Capital Corporation ("NACC") or in the event the Company determines to make loans itself to franchisees.

EMPLOYEES
As of December 31, 1996, the Company employed approximately 67 full time and 6 part time persons. None of the Company's employees are represented by unions. Management considers its employee relations to be satisfactory.

TRADEMARKS AND LICENSES
The Company owns and uses certain trademarks and service marks, including, among others, US FRANCHISE SYSTEMS, U.S. Franchise Systems, Inc., US FUNDING CORP., MICROTEL, MICROTEL with design, MICROTEL INN, MICROTEL SUITES, MICROTEL INN & SUITES, AMERICAN DREAM, AMERICAN DREAM with design, "FIRST THE HOTEL, THEN THE MOTEL, NOW MICROTEL" and "SAVINGS YOU CAN SLEEP ON". The Company's rights to such trademarks and service marks will last indefinitely so long as the Company continues to use and police the marks and, with respect to registered marks, to renew filings with the applicable government agencies.

Pursuant to the Hawthorn Acquisition Agreement, the Company is the exclusive licensee of the Hawthorn Suites brand of hotels. Pursuant to such right, the Company uses certain other marks, including, among others, HAWTHORN SUITES, the tree logo, HAWTHORN SUITES with the tree logo and the Company's newly created brand, HAWTHORN SUITES LTD. Upon the expiration of the 99-year term of the Hawthorn Acquisition Agreement (unless sooner terminated), HSA will transfer all of its right, interest and title in those marks to the Company.

The Company considers the foregoing marks to be material to its business and certain of such marks are registered with or applications for registration are pending in the United States Patent and Trademark Office. Certain of the marks are also registered with or applications for registration are pending with various state and foreign government agencies. The Company is not aware of any adverse claim concerning its owned or licensed marks.

SPECIAL PROGRAMS
American Dream. The Company has developed this unique program to enable potential first-time hotel owners with limited financial resources and/or little or no building experience to lease and ultimately acquire a Microtel (the "American Dream Program"). Under the American Dream Program, qualified potential Microtel franchisees would lease a Microtel for an initial deposit and, at the lessees' option, acquire the hotel for additional payments over a fixed period. The American Dream Program is designed to accelerate the growth of the Microtel system by permitting those who could not afford to build a Microtel an opportunity to become a hotel owner. As of December 31, 1996 there were 19 executed American Dream licenses and 3 American Dream Microtel's were under construction.

The Company has reached an understanding in principle with TAD Properties, L.L.C. ("TAD"), an affiliate of Motels of America, Inc. ("MOA"), pursuant to which TAD or one of its affiliates will be the exclusive developer, franchisee and owner-lessor of properties under the American Dream Program. MOA owns and manages more than 140 hotels, making it one of the largest owners of limited-service hotel properties in the United States. The Company will support the American Dream Program by committing to make initial deposits on individual properties and to lease the hotels until qualified lessees can be identified. In the event a qualified lessee is not identified for a particular property, the Company may become the lessee under the program. However, no specific amount of capital has been committed to this program. If the Company becomes the lessee with respect to a particular property, it may also acquire the Microtel from the franchisee under the terms of the American Dream Program.

Franchisee Financing Facility. In May 1996, the Company reached an agreement in principle with NACC, pursuant to which NACC would make available to the Company's franchisees, over a two year period up to $200 million in construction and long-term mortgage financing, subject to certain terms and conditions (the "Franchisee Financing Facility").

Under the Franchisee Financing Facility, NACC is expected to provide eligible franchisees with 27-30 month construction loans, which convert into 10-year mortgage loans at maturity or earlier under certain circumstances. The program is expected to be subject to a comprehensive underwriting process, which will be conducted by US Funding Corp., a subsidiary of the Company, and NACC and which will be separate from the franchise application process. The ultimate decision as to whether to make any loan will be made by NACC.

To date, no loans have been made to franchisees under the Franchisee Financing Facility; however, nine commitment letters have been issued for an aggregate of $15.9 million. There is no assurance that any of these commitments will turn into loans. In addition, these commitment letters are subject to customary closing conditions, including the execution and delivery of definitive loan documentation. In some instances, USFS has agreed, and may in the future agree, to provide subordinated loans or credit support for certain of these loans under the Franchisee Financing Facility or otherwise. In such cases, the Company would be subject to the risks ordinarily experienced by lenders, including risks of franchisee/borrower defaults and bankruptcies. In the event of a default in construction and/or long-term mortgage loans, the Company, as a subordinated lender, would bear the risk of loss of principal to the extent the value of the collateral was not sufficient to pay both the senior lender and the Company, as subordinated lender. If the company were to make loans directly, its UFOC would have to be further amended before any such loans could be offered or made.

To the extent loans close under the Franchise Financing Facility, the Company will earn revenues when its franchisees borrow under the Franchisee Financing Facility. Specifically, the Company expects to receive a portion of certain upfront fees payable by the franchisee to NACC, plus a portion of certain ongoing interest charges payable by the franchisee during the construction phase. In addition to the Franchisee Financing Facility, the Company seeks to arrange financing for franchisees under other programs and in doing so may receive a marketing fee.

ITEM 2.  PROPERTY
The principal executive and administrative offices of the Company are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329. The Company currently leases 10,083 square feet of office space at the foregoing address, pursuant to a lease that expires September 30, 2000. The Company has determined that it requires additional space which may result in relocation costs and costs associated with terminating its current lease.

ITEM 3.  LEGAL PROCEEDINGS.
The Company is and may become party to claims and litigations that arise in the Company's normal course of business. It is the opinion of management that the outcome of any currently pending matters will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its 1996 Annual Meeting of Shareholders on October 11, 1996. The matters acted upon by the shareholders at that meeting were reported on pages 12-13 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol USFS. As of February 26, 1997, there were 86 holders of record of the Company's Class A Common Stock and 3 holders of record of the Company's Class B Common Stock. The following table shows the range of reported high and low closing prices per share of Class A Common Stock.

         FISCAL 1996                                 HIGH ($) LOW($)
         --------------                              -------- -----
         First quarter                               N/A      N/A
         Second quarter                              N/A      N/A
         Third quarter                               N/A      N/A
         Fourth quarter                              16.000   8.625


Pursuant to the terms of a Restated Stockholders' Agreement dated October 11, 1996, the stockholders of the Company approved the creation of two classes of common stock, Class A and Class B, each with a par value of $0.01. The stockholders also agreed to split and reclassify each share of its existing common stock, par value $.10 per share, into 9.67 shares of Class A Common Stock. In connection with the reclassification, certain members of management and related stockholders holding 2,707,919 shares of Class A Common Stock exchanged such shares for the same number of shares of Class B Common Stock. This exchange was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3 (a) (9) thereof. Shares of Class A Common Stock and Class B Common Stock are identical in all respects except that (i) holders of Class B Common Stock are entitled to ten votes per share and holders of Class A Common Stock are entitled to one vote per share and (ii) the Class B Common Stock are convertible into Class A Common Stock at the option of the holder and, with limited exceptions, upon the transfer thereof. Following the reclassification, there are 30 million shares of Class A Common Stock and 5 million shares of Class B Common Stock authorized for issuance. Information concerning the reclassification and certain amendments to existing stock purchase agreements were reported on page 7 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

The Company has not declared or paid any cash dividends on its Class A Common Stock or its Class B Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA
Presented below is selected consolidated historical financial information of the Company and its subsidiaries as of December 31, 1995 and 1996 and for the period from August 28, 1995 (inception) to December 31, 1995 and the year ended December 31, 1996. The selected financial data has been derived from the consolidated financial statements which were audited by the Company's independent public accountants and should be read in conjunction with the Company's consolidated Financial Statements (and the related notes and schedules thereto) under "Item 8 Financial Statements and Supplementary Data" of this Annual Report on Form 10-K and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA

                                                                                PERIOD FROM
                                                                              AUGUST 28, 1995
                                                                               (inception) to    YEAR,ENDED
                                                                                DECEMBER 31,     DECEMBER 31,
                                                                                   1995              1996
                                                                              ----------------  -------------

STATEMENT OF OPERATIONS DATA:                        (in thousands of dollars, except share and per share data)

         Revenues                                                               $        --     $     1,292
         Operating expenses                                                           1,327           8,628
         Operating loss                                                               1,327           7,336
         Interest income                                                                195             871
         Interest expense                                                                36             126
         Net loss                                                                     1,168           6,591
         Loss applicable to common stockholders                                       1,577           8,309
         Net loss applicable to common stockholders per share                          0.15            0.75
         Weighted average number of common shares outstanding (1)                10,755,409      11,059,576

         BALANCE SHEET DATA (AT PERIOD END):
         Working capital                                                       $     13,265     $    28,115
         Total assets                                                                18,072          40,105
         Total liabilities                                                            1,845           9,022
         Redeemable Preferred Stock (2)                                              16,759          18,477
         Redeemable Common Stock                                                        330             330
         Stockholders' equity (deficit)                                                (862)         12,276



(1) Includes 3,186,280 shares of Class A Common Stock that are redeemable under certain circumstances by the Company for reasons not under the Company's control.
(2) On January 1, 1997, all the outstanding shares of Redeemable Preferred Stock were converted into $18,477,000 aggregate principal amount of 10% Subordinated Debentures due September 29, 2007 (the "Subordinated Debentures").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of the Company and its subsidiaries. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements."

The Company was formed in August 1995, but did not begin operations until October 1995. Accordingly, there are no comparable results of operations for the year ended December 31, 1996. Comparisons have been made between the fourth quarter of 1995, the fourth quarter of 1996 and the year ended December 31, 1996 for the purposes of the following discussion:

RESULTS OF OPERATIONS
REVENUE - The Company has had revenues from the following sources:

--------------------------------------------------------------------------------------------------------------------
                                                            FOURTH QUARTER           FOURTH
                                                                 ENDED            QUARTER ENDED        YEAR ENDED
                                                             DECEMBER 31,          DECEMBER 31,        DECEMBER 31,
                                                                 1995                 1996                 1996
--------------------------------------------------------------------------------------------------------------------
Franchise Application, Royalty and Other Fees               $       --             $       52,000      $     95,000
Marketing & Reservation Fees                                        --                    376,000         1,197,000
                                                            --------------         --------------      ------------
TOTAL                                                       $       --             $      428,000      $  1,292,000
--------------------------------------------------------------------------------------------------------------------

Franchise Applications and Royalty Fees (the "Fees") represent the Fees earned for one hotel which opened during the third quarter of 1996. The Fees for a hotel which opened in the fourth quarter of 1996 were waived.

The Company began collecting marketing and reservation fees from existing Microtel and Hawthorn Suites franchisees in February and April 1996, respectively. While the Company recognizes marketing and reservations fees as revenue, such fees are intended to reimburse the Company for the expenses associated with providing support services to its franchisees and do not generate profit for the Company. During the three and twelve months ended December 31, 1996, marketing and reservation fees were $376,000 and $1,197,000 , respectively.

During the fourth quarter of 1996, the company executed 68 new franchise agreements and experienced the termination of 10 previously executed franchise agreements for a net total of 209 new franchise agreements since the inception of business in October 1995. During the fourth quarter of 1995, the Company executed three new franchise agreements. The following chart summarizes the quarterly franchise sales data:

                                              FRANCHISE SALES DATA

====================================================================================================================
QUARTER ENDED:                         12/31/96      09/30/96     06/30/96     03/31/96      12/31/95    CUMULATIVE
 MICROTEL                              --------      --------     --------     --------      --------    ----------
 Gross Executed Agreements                54           59            48           44             3            208
 Terminations                            (10)          (6)           (2)           -             -            (18)
                                       --------      --------     --------     --------      --------    ----------
 Net Executed Agreements                  44           53            46           44             3            190
====================================================================================================================

====================================================================================================================
QUARTER ENDED:                          12/31/96      09/30/96     06/30/96     03/31/96     12/31/95    CUMULATIVE
 HAWTHORN                              --------      --------     --------     --------      --------    ----------
 Gross Executed Agreements                14             5            -            -            -             19
 Terminations                              -            -             -            -            -              -
                                       --------      --------     --------     --------      --------    ----------
 Net Executed Agreements                  14             5            -            -            -             19
====================================================================================================================


====================================================================================================================
QUARTER ENDED:                         12/31/96      09/30/96     06/30/96     03/31/96     12/31/95     CUMULATIVE
 TOTAL USFS                            --------      --------     --------     --------      --------    ----------
 Gross Executed Agreements                68           64            48           44             3            227
 Terminations                            (10)          (6)           (2)           -             -            (18)
                                       --------      --------     --------     --------      --------    ----------
 Net Executed Agreements                  58           58            46           44             3            209
====================================================================================================================

The Company received franchise application fees of $1,476,000 and $5,339,000 for the fourth quarter of and year ended December 31, 1996, respectively. The average fee for 1996 was approximately $26,000. During the fourth quarter of 1995, the Company received application fees of $120,000 for an average fee of approximately $30,000. Such fees are recognized as revenue when the underlying hotel opens; therefore, the Company did not recognize revenues related to such fees during the applicable periods, except for one hotel which opened in the third quarter of 1996 (the fees were waived on a hotel which opened during the fourth quarter of 1996).

EXPENSES - The Company's expenses were as summarized below:

--------------------------------------------------------------------------------------------------------------------
                                                            FOURTH QUARTER          FOURTH
                                                                ENDED            QUARTER ENDED         YEAR ENDED
                                                             DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                                1995                 1996                 1996
--------------------------------------------------------------------------------------------------------------------
         Marketing and reservations                         $    13,000            $   397,000         $ 1,419,000
         Other franchise sales and advertising                  550,000                765,000           2,802,000
         Corporate salaries, wages, and benefits                423,000                677,000           2,218,000
         Other general and administrative                       215,000                457,000           1,652,000
         Depreciation and amortization                          126,000                126,000             537,000
                                                            -----------            -----------         -----------
         TOTAL                                              $ 1,327,000            $ 2,422,000         $ 8,628,000
--------------------------------------------------------------------------------------------------------------------

Marketing and reservation expenses were $397,000 and $1,419,000, for the fourth quarter and year ended December 31, 1996, respectively, compared with $13,000 for the fourth quarter 1995. The increase in marketing and reservation expenses is due to the following : (i) the Hawthorn Suites brand was not acquired until April 1996, therefore there were no marketing and reservation expenses in 1995 for this brand and (ii) the Company commenced operations in October 1995 therefore limited national consumer advertising expenses were incurred for the Microtel brand in the fourth quarter of 1995.

Other franchise sales and advertising expenses, which are non-commission costs related to the Company's franchise sales effort, were $765,000 and $2,802,000 for the fourth quarter and year ended December 31, 1996 compared to $550,000 for the fourth quarter of 1995. The increase is due primarily to the following factors: (i) the Company commenced operations in October 1995 and the majority of the sales staff did not start until December 1995 (ii) the Hawthorn Suites brand was not acquired until April of 1996 and as a result, additional salesmen and advertising and promotion costs were incurred, and (iii) advertising and promotional expenses were incurred for the American Dream Program and the Company's Franchisee Financing Facility Program which were introduced in 1996.

Corporate salaries, wages and benefits, which are non-selling personnel expenses, were $677,000 and $2,218,000 for the fourth quarter and year ended Defcember 31, 1996 compared to $423,000 for the fourth quarter of 1995. The increase is due to eighteen additional personnel hired in the areas of training, franchise services, franchise administration and quality control to handle the increased servicing requirements of additional executed franchise agreements and newly introduced programs.

Other general and administrative expenses were $457,000 and $1,652,000 for the fourth quarter and year ended December 31, 1996 compared to $215,000 for the fourth quarter of 1995. The increase is primarily due to legal fees and other general office expenses for the additional headcount in place during 1996 as well as a $200,000 non-recurring charge related to the anticipated termination of the Company's corporate office lease.

Depreciation and amortization expense includes (i) depreciation of equipment for the corporate and regional sales offices, (ii) amortization for the cost of acquiring the Microtel brand and the exclusive rights to franchise the Hawthorn Suites brand, (iii) amortization of consulting payments made to Hudson under the Microtel Acquisition Agreement, and (iv) amortization of costs related to the formation of the Company.

Sales commissions of $836,000 and $1,922,000 were accrued during the fourth quarter and year ended December 31, 1996, respectively, compared with $15,700 during the fourth quarter of 1995. The Sales commissions relate to 58 and 206 franchise agreements which were executed during the fourth quarter and year ended December 31, 1996, respectively compared with three franchise agreements executed during the fourth quarter of 1995. Such payments are recognized as expenses when the underlying hotel opens.

OTHER INCOME (EXPENSES) - Interest income was $334,000 and $871,000 for the fourth quarter and year ended December 31, 1996, respectively and resulted from investments in cash and marketable securities. Interest income for the fourth quarter of 1995 was $195,000.

During the fourth quarter and year ended December 31, 1996, interest expense on the note payable relating to the purchase of the Microtel brand was $18,000 and $126,000, respectively, compared to interest expense of $36,000 for the fourth quarter of 1995. The decrease in interest expense was a result of paying down the note by $706,000 since the fourth quarter of 1995.

NET LOSS - A summary of operating results is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                            FOURTH QUARTER           FOURTH
                                                                ENDED             QUARTER ENDED        YEAR ENDED
                                                             DECEMBER 31,          DECEMBER 31,        DECEMBER 31,
                                                                1995                  1996                1996
--------------------------------------------------------------------------------------------------------------------
         Net Loss                                           $ 1,168,000            $ 1,678,000         $ 6,591,000

         Loss applicable to common stockholders             $ 1,577,000            $ 2,118,000         $ 8,309,000
--------------------------------------------------------------------------------------------------------------------

The Company had a net loss of $6,591,000 and a net loss applicable to common stockholders of $8,309,000 (including $1,718,000 of accumulated but undeclared and unpaid dividends on its 10% Cumulative Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock")) for the year ended December 31, 1996. For the fourth quarter of 1996, the net loss was $1,678,000 and the loss applicable to common stockholders was $2,118,000 (including $440,000 of accumulated but undeclared and unpaid dividends on the Redeemable Preferred Stock). The Company had a net operating loss carryforward for income tax purposes as of December 31, 1996 of $6,437,000. Given the limited operating history of the Company, management has recorded a valuation allowance for the full amount of the deferred tax asset as of December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
From August 28, 1995 (inception) to October 24, 1996, the Company had financed its operations primarily through a private placement of securities, franchise application fees, and interest income. In October of 1995, the Company raised approximately $17.5 million in gross proceeds through sales of shares of its old common stock (i.e., stock prior to the reclassification of shares on October 11, 1996) and Redeemable Preferred Stock. Franchise application fees and interest income generated cash of $4,383,000 and $871,000, respectively, for the twelve months ended December 31, 1996. During the twelve months ended December 31, 1996, the Company had capital expenditures of $380,000, $117,000 of which was spent primarily on legal costs relating to the Hawthorn Acquisition in April of 1996.

On October 24, 1996, the Company completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $21,391,000. The remaining proceeds of the Offering are held either as cash or cash equivalents and will be used for working capital and general corporate purposes, which may include (i) funding the Company's remaining obligations (approximately $1 million) under the Microtel Acquisition Agreement, (ii) acquiring additional lodging or other service-oriented brands or exclusive franchise rights (to the extent permitted under the Hawthorn Acquisition Agreement), (iii) making initial deposits in connection with the American Dream Franchising program until qualified lessees can be identified,
(iv) investing in financing programs developed by its wholly owned subsidiary, US Funding Corp., (v) servicing interest on the Subordinated Debentures and (vi) investing in entities that make equity investments in hotel properties built and managed by certain franchisees with the potential for multi-unit development.

The Company anticipates that the net proceeds of the Offering, together with cash on hand and interest thereon, will be sufficient to fund the Company's working capital requirements and to carry out part of the Company's business strategy. The Company may fund its future cash needs through additional equity or debt offerings, although there can be no assurance that the Company will be able to do so. The Company had outstanding indebtedness related to the Microtel Acquisition of approximately $700,000 as of December 31, 1996.

As of December 31, 1996, there were 163,500 shares of the Company's Redeemable Preferred Stock outstanding. Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation (the "Charter"), the Company is required, upon the earlier of (i) September 29, 2007 or (ii) a Change of Control (as defined in the Charter) of the Company, to redeem each outstanding share of Redeemable Preferred Stock at a cash price per share equal to $100 plus all accrued and unpaid dividends thereon. If Mr. Leven's employment were to be terminated by the Company for any reason (including resignation) or the Company were to otherwise experience a Change of Control, the Company would be obligated to redeem all outstanding shares of Redeemable Preferred Stock at a cost, as of December 31, 1996 of $18,477,000.

On January 1, 1997, the Company exercised its option to exchange the Redeemable Preferred Stock at the Liquidation Value of $18,477,000 into 10% Subordinated Debentures due September 29, 2007. The Company is required to pay interest expense by issuing additional debentures for 50% of the expense with the remaining 50% to be paid in cash. Interest is payable semi-annually on the last business day in June and December of each year. If Mr. Leven's employment were to be terminated by the Company for any reason (including resignation) or the Company were to otherwise experience a Change of Control, the Company would be obligated to redeem all outstanding Subordinated Debentures.

INFLATION. The rate of inflation has not had a material effect on the revenues or operating results of the Company since its inception.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES


TABLE OF CONTENTS
----------------------------------------------------------------------------------------------

                                                                                          PAGE
INDEPENDENT AUDITORS' REPORT                                                               26

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995 AND 1996 AND FOR THE
   PERIOD FROM AUGUST 28, 1995 (INCEPTION) TO DECEMBER 31, 1995 AND FOR THE YEAR
   ENDED DECEMBER 31, 1996:

   Consolidated Statements of Financial Position                                           27

   Consolidated Statements of Operations                                                   28

   Consolidated Statements of Stockholders' Equity (Deficit)                               29

   Consolidated Statements of Cash Flows                                                   30

   Notes to Consolidated Financial Statements                                              31

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
U.S. Franchise Systems, Inc.:

We have audited the accompanying consolidated statements of financial position of U.S. Franchise Systems, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from August 28, 1995 (inception) to December 31, 1995 and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1996 and the results of its operations and its cash flows for the period from August 28, 1995 (inception) to December 31, 1995 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche

Atlanta, Georgia
February 21, 1997

U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 1995 AND 1996
-------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                  1995                    1996
                                                                                     -----------            ------------
CURRENT ASSETS:
  Cash and temporary cash investments                                                $13,893,000            $ 31,188,000
  Accounts receivable                                                                                            114,000
  Deposits                                                                                87,000                  93,000
  Prepaid expenses                                                                       399,000                 494,000
  Promissory notes receivable                                                                                    784,000
  Deferred commissions                                                                                         1,261,000
                                                                                     -----------            ------------

    Total current assets                                                              14,379,000              33,934,000

PROMISSORY NOTES RECEIVABLE                                                                                      390,000
EQUIPMENT - Net                                                                           60,000                 292,000
FRANCHISE RIGHTS                                                                       3,371,000               3,264,000
DEFERRED COMMISSIONS                                                                      41,000               1,492,000
OTHER ASSETS                                                                             221,000                 733,000
                                                                                     -----------            ------------
                                                                                     $18,072,000            $ 40,105,000
                                                                                     ===========            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                                   $   201,000            $    679,000
  Commissions payable                                                                     22,000                 837,000
  Deferred application fees                                                              120,000               2,916,000
  Accrued expenses                                                                        65,000               1,110,000
  Due to Hudson Hotels Corporation                                                       706,000                 277,000
                                                                                     -----------            ------------

    Total current liabilities                                                          1,114,000               5,819,000

DUE TO HUDSON HOTELS CORPORATION                                                         731,000                 454,000

DEFERRED APPLICATION FEES                                                                                      2,749,000
                                                                                     -----------            ------------

    Total liabilities                                                                  1,845,000               9,022,000

REDEEMABLE STOCK:
  Preferred shares, par value $0.01 per share; authorized 525,000 shares;
    issued and outstanding 163,500 shares; cumulative, exchangeable (entitled in liquidation to $16,759,000 and 18,477,000 at
    December 31, 1995 and 1996, respectively)                                         16,759,000              18,477,000

  Common shares, par value $.01 per share; issued and outstanding 3,186,280
    Class A shares entitled in redemption (under certain conditions) to $330,000
    at December 31, 1995 and 1996                                                        330,000                330,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 12)

 STOCKHOLDERS' EQUITY (DEFICIT):
   Common shares, par value $0.01 per share; authorized 30,000,000 shares of
     Class A Common Stock and 5,000,000 shares of Class B Common Stock; issued and outstanding 4,861,196 Class A shares and 2,707,919 Class B shares at December 31, 1995 and 6,686,196 Class A shares and 2,707,919 Class B shares
     at December 31, 1996 (See Note 9)                                                    78,000                  96,000
   Capital in excess of par                                                              228,000              20,547,000
   Accumulated deficit                                                                (1,168,000)             (8,367,000)
                                                                                     -----------            ------------

     Total stockholders' equity (deficit)                                               (862,000)             12,276,000
                                                                                     -----------            ------------
                                                                                     $18,072,000            $ 40,105,000
                                                                                     ===========            ============



See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                                              PERIOD
                                                                          AUGUST 28, 1995
                                                                           (INCEPTION) TO              YEAR ENDED
                                                                            DECEMBER 31,               DECEMBER 31,
                                                                                1995                      1996
                                                                                ----                      ----
REVENUES:
   Marketing and reservation fees                                                                    $  1,197,000
   Other                                                                                                   95,000
                                                                                                     ------------
                                                                                                        1,292,000
 EXPENSES:
   Marketing and reservations                                              $     13,000                 1,419,000
   Other franchise sales and advertising                                        550,000                 2,802,000
   Corporate salaries, wages, and benefits                                      423,000                 2,218,000
   Other general and administrative                                             215,000                 1,652,000
   Depreciation and amortization                                                126,000                   537,000
                                                                           ------------              ------------
                                                                              1,327,000                 8,628,000
                                                                           ------------              ------------

 LOSS FROM OPERATIONS                                                         1,327,000                 7,336,000

 OTHER INCOME (EXPENSE):
   Interest income                                                              195,000                   871,000
   Interest expense                                                             (36,000)                 (126,000)
                                                                           ------------              ------------
 NET LOSS                                                                  $  1,168,000              $  6,591,000
                                                                           ============              ============

 LOSS APPLICABLE TO COMMON STOCKHOLDERS                                    $  1,577,000              $  8,309,000
                                                                           ============              ============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                               10,755,409                11,059,576
                                                                           ============              ============

 NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS PER SHARE                                                  $       0.15              $       0.75
                                                                           ============              ============


See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM AUGUST 28, 1995 (INCEPTION) TO
DECEMBER 31, 1995 AND FOR THE YEAR ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------

                                             Common Stock             Capital in                       Total
                                           --------------------      Excess of    Accumulated     Stockholders'
                                           Shares        Amount         Par         Deficit       Equity (Deficit)
                                           ------        ------         ---         -------       ----------------
BALANCE - August 28, 1995                      --      $   --      $    --         $     --      $       --

   Issuance of capital stock              7,569,115      78,000         637,000                       715,000

   Undeclared dividends on redeemable
     preferred stock                                                   (409,000)                     (409,000)

   Net loss                                                                        (1,168,000)     (1,168,000)
                                          ---------    --------    ------------    ----------    ------------

 BALANCE - December 31, 1995              7,569,115      78,000         228,000    (1,168,000)       (862,000)

   Redemption of capital stock - other
     management                          (1,149,502)    (11,000)       (108,000)                     (119,000)

   Issuance of capital stock - other
     management                           1,149,502      11,000         111,000                       122,000

   Issuance of capital stock - initial
     public offering proceeds, net        1,825,000      18,000      21,373,000                    21,391,000

   Undeclared dividends on
     redeemable preferred stock                                      (1,110,000)     (608,000)     (1,718,000)

   Fair value of stock options granted                                   53,000                        53,000

   Net loss                                                                        (6,591,000)     (6,591,000)
                                          ---------    --------    ------------    ----------    ------------

 BALANCE - December 31, 1996              9,394,115    $ 96,000    $ 20,547,000    (8,367,000)   $ 12,276,000
                                          =========    ========    ============    ==========    ============


See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------

                                                                                        Period
                                                                                    August 28, 1995
                                                                                     (Inception) to     Year Ended
                                                                                       December 31,    December 31,
                                                                                          1995             1996
                                                                                          ----             ----
OPERATING ACTIVITIES:
 Net loss                                                                             $ (1,168,000)     (6,591,000)

 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            126,000         537,000
  Increase in deposits and accounts receivable                                             (87,000)       (120,000)
  Increase in prepaid expenses                                                            (457,000)       (329,000)
  Increase in promissory notes receivable                                                               (1,174,000)
  Increase in deferred commissions                                                         (41,000)     (2,712,000)
  Increase in other assets                                                                (230,000)       (560,000)
  Increase in accounts payable                                                             201,000         478,000
  Increase in accrued expenses                                                              65,000       1,045,000
  Increase in commissions payable                                                           22,000         815,000
  Increase in deferred application fees                                                    120,000       5,545,000
                                                                                      ------------      ----------

       Net cash used in operating activities                                            (1,449,000)     (3,066,000)

 INVESTING ACTIVITIES:
  Acquisition of equipment                                                                 (62,000)       (263,000)
  Acquisition of franchise rights                                                       (1,991,000)       (117,000)
                                                                                      ------------      ----------

      Net cash used in investing activities                                             (2,053,000)       (380,000)

 FINANCING ACTIVITIES:
  Issuance of redeemable preferred stock                                                16,350,000
  Issuance of common stock, net                                                          1,045,000      21,513,000
  Redemption of common stock                                                                              (119,000)
  Stock options granted                                                                                     53,000
  Principal payments on borrowings                                                                        (706,000)
                                                                                      ------------      ----------

     Net cash provided by financing activities                                          17,395,000      20,741,000
                                                                                      ------------      ----------

 NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                    13,893,000      17,295,000

 CASH AND TEMPORARY CASH INVESTMENTS:
  Beginning of period                                                                                   13,893,000
                                                                                      ------------      ----------

  End of period                                                                       $ 13,893,000     $31,188,000
                                                                                      ============     ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                                      --       $   144,000
                                                                                      ============     ===========

  Noncash activities:
   Undeclared dividends accrued on redeemable preferred stock                         $    409,000     $ 1,718,000
                                                                                      ============     ===========

  Portion of purchase price due to Hudson Hotels Corporation
   in future years, discounted at 10%                                                 $  1,437,000
                                                                                      ============




See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1995 AND 1996 AND
PERIOD FROM AUGUST 28, 1995 (INCEPTION)
TO DECEMBER 31, 1995 AND FOR THE
YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION AND ORGANIZATION

     U.S. Franchise Systems, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 28, 1995 to acquire, market, and license distinct franchise brands principally within the United States. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Microtel Inns and Suites Franchising, Inc. (and its wholly owned subsidiary Microtel International, Inc.); Hawthorn Suites Franchising, Inc. ("HSF"); and US Funding Corp. ("US Funding"). The consolidated financial statements also include the accounts of the marketing and reservation funds of the Microtel and Hawthorn hotel systems. All significant intercompany balances and transactions have been eliminated in consolidation.

     On October 24, 1996, the Company completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $21,391,000. Had such Offering occurred on January 1, 1996, pro forma loss applicable to common stockholders per share would have been $.66 for the year ended December 31, 1996. Pro forma weighted average shares of 12,580,409 are assumed outstanding for purposes of the pro forma loss applicable to common stockholder per share calculation.

     MICROTEL INNS AND SUITES FRANCHISING, INC.

     On October 5, 1995, the Company entered into an agreement (the "Microtel Agreement") with Hudson Hotels Corporation ("Hudson") to acquire the exclusive worldwide franchising rights and operating assets of the Microtel hotel system (the "Microtel Acquisition") for $3,037,000. The Company paid $1,600,000 at closing and agreed to pay $1,437,000 (see Note 6) over the next three years with interest at 10%. The Company also agreed to pay $700,000 for consulting services, $400,000 of which was paid at closing, with the remainder payable over two years. As of December 31, 1996, the Company had paid $150,000 with the remainder due by October 5, 1997. As part of the Microtel Agreement, the Company received warrants to purchase 100,000 common shares of Hudson through September 1, 2000 at an exercise price of $8.375 per share. The Microtel Agreement requires the Company to pay a royalty for the right to use, and license others to use, certain trademarks, service marks, and trade names (the "Microtel Proprietary Marks") associated with the Microtel hotel system (see Note 12).

     The Company did not acquire physical facilities, employee base, sales force, production techniques, or an existing customer base in conjunction with the acquisition of the worldwide franchising rights.

     Pursuant to a Trademark, Service Mark, and System License Agreement (the "Microtel License Agreement"), the Company granted to Microtel Inns and Suites Franchising, Inc. the exclusive right to use, and license others to use, the Microtel Proprietary Marks in connection with the operation of hotels under the Microtel hotel system.

     HAWTHORN SUITES FRANCHISING, INC.

     On March 27, 1996, the Company entered into an agreement with HSA Properties, LLC ("HSA") to acquire the exclusive worldwide franchising rights with respect to the Hawthorn hotel system (the "Hawthorn Agreement"). The Company made no payment to HSA at closing but agreed to remit to HSA a portion of the royalties the Company actually receives from future Hawthorn franchisees.

     Pursuant to a Trademark, Service Mark, and System License Agreement which expires in April 1998 (the "Hawthorn License Agreement"), the Company granted to HSF, its wholly owned subsidiary, the exclusive right to use, and license others to use, the Hawthorn Proprietary Marks in connection with the Hawthorn hotel system (see Note 12).

     MARKETING AND RESERVATION FUNDS

     Marketing and reservation fees are collected from franchisees and used at the Company's discretion to develop, support, and enhance the reservation systems and marketing programs of the Microtel and Hawthorn hotel systems. The related revenues and expenses are reported gross in the accompanying financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Application Fee Revenue and Related Costs - Initial franchise fee revenue consists of application fees received by the Company's subsidiaries from prospective franchisees. Such fees are recognized in income when the underlying hotels open for business. Related franchise sales commissions are deferred until the underlying hotels open for business, at which time such costs are charged to expense.

     Cash and Temporary Cash Investments - The Company considers its investments with an original maturity of three months or less to be cash equivalents. Included in "cash and temporary cash investments" are the following at December 31, 1995 and 1996, respectively:

                                                                              1995                 1996
                                                                              ----                 ----
Cash in bank deposit accounts                                             $      518,000      $     2,355,000
Money market funds                                                            13,375,000           28,833,000
                                                                          --------------      ---------------

                                                                          $   13,893,000       $   31,188,000
                                                                          ==============       ==============



     Franchise Rights - Franchise rights represent the cost of acquiring such rights and are amortized on a straight-line basis over 25 years. Accumulated amortization is $57,000 and $281,000 at December 31, 1995 and 1996, respectively.

     Impairment of Long-Lived Assets - The Company has adopted Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," as of January 1, 1996. The adoption of SFAS 121 in 1996 did not have a material effect on the financial condition or operations of the Company. Long-lived assets, principally intangibles, are evaluated annually and written down to fair value when management believes that the unamortized balance cannot be recovered through future undiscounted cash flows.

     Income Taxes - The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes," which requires the use of the asset and liability approach in accounting for income taxes.

     Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, trade and notes receivables, other current assets, accounts payable, accrueds, and notes payable meeting the definition of a financial instrument approximate fair value.

     Stock Plans - The Company has elected to account for stock plans in accordance with SFAS 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, compensation is recognized for the fair value of options granted over the vesting period.

     Per Share Amounts - Per share amounts are determined by dividing loss applicable to common stockholders by weighted average shares outstanding. Weighted average shares include redeemable common shares outstanding. Loss applicable to common stockholders represents net loss adjusted for dividends accreted on the redeemable preferred stock.

     Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the 1996 financial statement presentation.

3.   REDEEMABLE PREFERRED STOCK

     The cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") earns cumulative dividends at an annual dividend rate of 10%, payable in additional shares of redeemable preferred stock when declared. The Redeemable Preferred Stock is, at the Company's option, redeemable or exchangeable into 10% subordinated debentures due September 29, 2007 at $100 per share plus accrued and unpaid dividends (the "Liquidation Value") at any time before September 29, 2007. If issued, 50% of the interest due on the debentures may be paid partially in kind by the issuance of additional debentures at the option of the Company, with the balance of interest payable in cash. On September 29, 2007, the Redeemable Preferred Stock is required to be redeemed at the Liquidation Value.

4.   EQUIPMENT

     Equipment is recorded at historical cost and consisted of the following at December 31, 1995 and 1996:

                                                       1995            1996
                                                       ----            ----
     Furniture and fixtures                         $  25,000      $  124,000
     Computer equipment and software                   16,000         144,000
     Office equipment                                  21,000          56,000
                                                    ---------      ----------
                                                       62,000         324,000
     Less accumulated depreciation                      2,000          32,000
                                                    ---------      ----------
                                                    $  60,000      $  292,000
                                                    =========      ==========

     Computer software is depreciated on a straight-line basis over a period of three years. Computer equipment is depreciated using the 200% declining-balance method over a period of five years. The remaining fixed assets are depreciated using the 200% declining-balance method over a period of seven years.

5.   LEASES

     The Company leases certain equipment and office space used in its operations. Rental expense under operating leases was $41,000 for the period from August 28, 1995 (inception) to December 31, 1995 and $231,000 for the year ended December 31, 1996 . The future minimum rental commitments under non-cancelable operating leases at December 31, 1996 were as follows:

1997                                $  285,000
1998                                   229,000
1999                                   237,000
2000                                   192,000
                                    ----------

                                    $  943,000
                                    ==========


6.   DUE TO HUDSON HOTELS CORPORATION

     The Company is required to pay Hudson $1,437,000 ($1,700,000 discounted at a rate of 10%) of which $731,000 remains payable as of December 31, 1996 for the assets of the Microtel hotel system (see Note 1) and is payable on October 5, annually, as follows:


1997                                $  277,000
1998                                   454,000
                                    ----------
                                       731,000
Less current portion                   277,000
                                    ----------
                                    $  454,000
                                    ==========


7.   PREPAID EXPENSES

     Pursuant to the Microtel Agreement, Hudson is required, for a period of three years, to consult with and assist in establishing the Company as an operating entity in the business of selling and administering franchises utilizing the Microtel hotel system. An initial payment in the amount of $400,000 was made to Hudson in October 1995 and recorded as a prepaid expense. The Company is obligated to pay an additional $150,000 in 1997 in connection with such consulting arrangements. Such amounts are being amortized over the term of the Microtel Agreement. Amortization expense of $58,000 and $233,000 was charged to expense for the period from August 28, 1995 (inception) to December 31, 1995 and for the year ended December 31, 1996, respectively.

8.   STOCK PURCHASED BY EMPLOYEES

     On October 5, 1995, as part of the initial capitalization of the Company, two of its officers (the "Original Management Investors") purchased 5,485,259 shares of common stock (51% of the total issued) pursuant to "Stock Purchase Agreements" for an aggregate purchase price of $567,245 or $.1034 per share. In conjunction with the Company's initial public offering, the Stock Purchase Agreements were amended to revise the vesting requirements with respect to 50% of the Restricted Shares (as hereinafter defined) (approximately 13% of the Common Stock outstanding before the Offering). Such Restricted Shares were deemed earned and vested notwithstanding the fact that performance criteria were not yet met by the Company. Remaining Restricted Shares will be Class A Common Stock when earned. As of December 31, 1996, 4,087,054 shares were unrestricted (the "Unrestricted Shares") and 1,398,205 shares were restricted (the "Restricted Shares").

     Pursuant to the terms of the Stock Purchase Agreements, in February 1996, the Company redeemed 826,833 shares, consisting of 608,359 Unrestricted Shares and 218,474 Restricted Shares (collectively, the "Transferable Shares"), from the Original Management Investors at $.1034 per share and resold such shares to other members of management at the estimated fair value at that time of $.1034 per share. In April 1996, the Company redeemed 322,669 Transferable Shares from certain other management at $.1034 per share and subsequently resold such shares to the same members of other management at the estimated fair value at that time of $.1137 per share.

     Pursuant to the terms of their respective stock purchase agreements, all members of management who own Transferable Shares must vote such shares in the same manner as the Original Management Investors vote their shares. Unrestricted Transferable Shares and restricted Transferable Shares are subject to five-and ten-year vesting periods, respectively, in each case provided that the management employee who purchased the shares remains employed by the Company. Any Transferable Shares which are forfeited will be repurchased by the Company and will be reoffered to the Original Management Investors at $.1034 or $.1137 per share, as applicable, based on the price paid by the management employee for the forfeited shares. Compensation expense will be recorded to the extent the fair value of the reoffered shares exceeds $.1034 or $.1137, as applicable.

     All Restricted Shares are subject to the earnings test formula based upon increases in the Company's earnings before interest, taxes, and depreciation and are deemed earned upon the satisfaction of these performance criteria (the "Earned Shares"). Earned Shares are subject to forfeiture if the holder's employment ceases before September 29, 2005. Any Restricted Shares that have not been earned by September 29, 2005 will be redeemed by the Company and reissued to the original stockholders of the Company (other than the Original Management Investors) pro rata based on their original holdings of common stock. Restricted Shares held by the Original Management Investors and all Transferable Shares held by other members of management have been classified as redeemable common stock in the balance sheet because they are redeemable by the Company in certain circumstances for reasons not under the Company's control.

     In the event that substantially all of the Company's stock or assets are transferred or sold, or upon a business combination, Earned Shares automatically become Unrestricted Shares. In addition, any remaining Restricted Shares at the time of a merger or sale of the Company become Unrestricted Shares to the extent that the then value of the Company results in an internal rate of return to the original stockholders of the Company of 40% compounded annually.

9.   COMMON STOCK

     On October 11, 1996, the stockholders approved the creation of two classes of common stock: Class A Common Stock, par value $.01 per share and Class B Common Stock, par value $.01 per share, and to split and reclassify each share of its existing common stock, par value $.10 per share, into 9.67 shares of Class A Common Stock. In connection with the reclassification, certain members of management and related stockholders holding 2,707,919 shares of Class A Common Stock exchanged such shares for the same number of shares of Class B Common Stock. Shares of Class A Common Stock and Class B Common Stock are identical in all respects except that (i) holders of Class B Common Stock are entitled to ten votes per share and holders of Class A Common Stock are entitled to one vote per share and (ii) the Class B Common Stock are convertible into Class A Common Stock at the option of the holder and, with limited exceptions, upon the transfer thereof. Following the reclassification, there were 30 million shares of Class A Common Stock and 5 million shares of Class B Common Stock authorized for issuance. All references in the financial statements to the number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

10.  STOCK OPTION PLANS

     The Company has two option plans which reserve shares of Class A common stock for officers, employees, consultants and advisors of the Company (the "Employee Plan") and for its non-employee directors (the "Directors Plan"). Under the Employee Plan, the Company may grant options to its employees for up to 325,000 shares of the Company's Class A common stock. The options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and the option's maximum life is seven years. Under the Directors Plan, the Company may grant options to its directors for up to 125,000 shares of the Company's Class A common stock. The options become exercisable on the first anniversary of the grant date and the option's maximum life is ten years. No options were exercisable at December 31, 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: expected volatility of 30.4%, risk-free interest rate of 6.2%, and expected lives of 3.6 years.

     A summary of the status of the Company's two stock option plans as of December 31, 1996 and changes during 1996 is presented below:

                                                                              Weighted Average
                              Fixed Options                        Shares     Exercise Price
                              -------------                        ------     --------------
Outstanding at beginning of year                                 $    --       $      --
Granted                                                            179,100         13.48
Forfeited                                                             (600)        13.50
                                                                 ---------

Outstanding at end of year                                         178,500         13.48
                                                                 =========

Weighted average fair value of options
  granted during the year                                        $    4.23
                                                                 =========



     The range of exercise prices for options outstanding were $10.50 to $13.50 per share.

     The fair value of options granted during the year was $558,000 which is being amortized as compensation expense over the vesting period. Compensation expense of $53,000 was recorded for the year ended December 31, 1996.

11.  INCOME TAXES

     Deferred income taxes in the accompanying consolidated statement of financial position includes the following amounts of deferred tax assets and liabilities at December 31, 1995 and 1996:


                                                            1995                   1996
                                                            ----                   ----
Deferred tax liability                                                         $   (338,000)
Deferred tax asset                                       $  441,000               3,243,000
Valuation allowance                                        (441,000)             (2,905,000)
                                                         ----------            ------------

    Net deferred income taxes                            $       --            $         --
                                                         ==========            ============


     The deferred tax liability results primarily from the deferral of franchise sales commissions for financial reporting purposes. The deferred tax asset results from tax net operating loss carryforwards and the deferral of initial franchise fees for financial reporting purposes. A valuation allowance has been recorded for the tax effect of all the tax net operating loss carryforwards.

     For income tax purposes, as of December 31, 1996, the Company had accumulated net operating loss carryforwards of $6,437,000 which begin to expire in the year 2010.

     The following is a reconciliation of the statutory rate to the effective rate of the Company at December 31, 1995 and 1996:


                                                                 1995          1996
                                                                 ----          ----

Statutory federal rate                                            34%           34%
Statutory state rate less federal effect                           4             4
Effect of income not subject to tax                                             (1)
Change in valuation allowance                                    (38)          (37)
                                                                 ---           ---
      Effective tax rate                                          --%           --%
                                                                 ===           ===

12.  COMMITMENTS

     The Company, as part of the Microtel Agreement, is required to fulfill certain obligations under such Agreement. These include the following:

     - To execute franchise agreements and to have open or under development the following number of Microtel hotels each December, annually:

                                                           Number
                            Year                         of Hotels
                            ----                         ---------

                            1997                             50
                            1998                            100
                            1999                            175
                            2000                            250




     - The above development schedule is considered to have been complied with unless such schedule is not met for two consecutive years. If 75% of the development level has been met, a fee of $1,000,000 may be paid and upon such payment, the Company will be deemed to be in compliance with such schedule.

     - Hudson will retain the right to receive franchise application fees and all franchise royalty payments under existing agreements at October 5, 1995 or under agreements for which franchise applications had been received as of October 5, 1995, except for the reservation and marketing fees, which are retained by the Company.

     - As part of the Microtel Acquisition, Hudson retained the right to franchise and to receive royalties on 60 franchises either issued or which may be issued in the future to Hudson, its affiliates and certain other persons. For each new franchise other than the 60 issued or which may be issued to Hudson, its affiliates and such other persons, the Company is required to remit to Hudson a continuing monthly royalty equal to 1.0% of the revenues subject to royalties on the first 100 properties opened by the Company, 0.75% for the next 150 properties, and 0.5% for each new property after the first 250 properties.

     If any of the above obligations are not met, including the payment of amounts due to Hudson (see Note 6), all of the rights to the Microtel system will, at Hudson's discretion, revert back to Hudson. In the event Hudson exercises its rights to the Microtel system, the Company, through Microtel Inns and Suites Franchising, Inc. will retain the rights to any franchise royalty payments due under franchises granted by the Company and its subsidiary, less certain processing fees due to Hudson.

      The Company, as part of the Hawthorn Agreement, is required to fulfill certain obligations under such agreement. These include the following:

      - To execute qualified franchise agreements, as defined in the Hawthorn Agreement, for the operation of the following number of Hawthorn hotels (the "Termination Standard") on June 27, annually:

                                                                      NUMBER OF
                            YEAR                                        HOTELS
                            ----                                        ------
                            1997                                           10
                            1998                                           20
                            1999                                           40
                            2000                                           60
                            2001                                           80
                            2002                                          100


      - If the above franchising schedule is not met, HSA has the right to terminate the Hawthorne Agreement, at which time the Company would lose its right to franchise the Hawthorn brand. The Company will retain the rights to a percentage of the franchise royalty payments received from new franchises in existence as of the effective date of the termination based on the level of achievement of the Termination Standard.

      - For franchises open or under construction or with respect to which franchise agreements had been executed as of March 27, 1996, the date on which the Company acquired the rights to franchise the Hawthorn brand (the "Existing Hawthorn Hotels"), the Company is required to remit to HSA a continuing royalty of 100% of franchise royalty and termination fees received.

      - For each new franchise (i.e., other than Existing Hawthorn Hotels), the Company is required to remit to HSA a continuing royalty ranging from 25.3% to 67.3% (based on the number of hotel rooms) of franchise royalty and fees collected. The Company owns a 1% interest in HSA which entitles the Company to receive 1% of the gross revenues received by HSA from the Company with respect to all new franchises. Royalties due to HSA on new Hawthorn hotels are subject to increase if the royalties required to be paid under franchise agreements are less than 4% of gross room revenues or if the number of qualified franchise agreements for new Hawthorn hotels on new franchises is less than the following:

                                                                           NUMBER OF
                          DATE                                              HOTELS
                          ----                                              ------
                     June 27, 1997                                            20
                     December 27, 1997                                        30
                     June 27, 1998                                            40
                     June 27, 1999                                            65
                     June 27, 2000                                            90
                     June 27, 2001                                           115
                     June 27, 2002                                           140

      - The Company is required to employ at least 15 persons devoted to the sales and promotion of the Hawthorn and Microtel brands and is required to spend not less than $100,000 on marketing during each of 1996 and 1997 promoting the Hawthorn brand.

     Under the Hawthorn Acquisition Agreement, the Company and its affiliates are generally restricted until June 27, 1998 from franchising any lodging brands other than (i) Hawthorn brand hotels, (ii) Microtel brand hotels, and (iii) other limited service non-suite hotels with an average daily rate of $49 and under. Until June 27, 1997, the Company generally must also refrain from franchising any brands outside of the lodging industry.


13.  SELECTED QUARTERLY FINANCIAL DATA - (UNAUDITED)


1996                                           FIRST          SECOND         THIRD          FOURTH        TOTAL YEAR
----                                           -----          ------         -----          ------        ----------
 Revenue                                   $    31,000    $   364,000    $    469,000    $   428,000     $ 1,292,000
 Loss from operations                        1,537,000      1,917,000       1,888,000      1,994,000       7,336,000
 Net loss                                    1,398,000      1,797,000       1,718,000      1,678,000       6,591,000
 Loss applicable to common stockholders      1,817,000      2,216,000       2,158,000      2,118,000       8,309,000

 Weighted average shares outstanding        10,755,409     10,755,409      10,755,409     11,059,576      11,059,576
 Net loss applicable to common
    stockholders per share (a) (b)         $      0.17    $      0.21    $        .20    $      0.19     $      0.75
                                           ===========    ===========    ============    ===========     ===========

1995

 Revenue                                                                 $      --       $      --
 Loss from operations                                                      1,327,000       1,327,000
 Net loss                                                                  1,168,000       1,168,000
 Loss applicable to common stockholders                                    1,577,000       1,577,000

 Weighted average shares outstanding                                      10,755,409      10,755,409
 Net loss applicable to common
    stockholders per share (a)                                           $      0.15     $      0.15
                                                                         ===========     ===========



     (a) All per share information presented has been retroactively adjusted to reflect the stock splits discussed in Note 9.
     (b) Due to the changes in the numbers of shares outstanding, quarterly per share amounts do not add to the total for the year.

14.  SUBSEQUENT EVENT

     On January 1, 1997, the Company exercised its option to exchange the Redeemable Preferred Stock at the Liquidation Value of $18,477,000 into 10% subordinated debentures due September 29, 2007 (see Note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There have been no disagreements on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.

PART III
ITEMS 10, 11, 12, and 13 to be furnished by amendment hereto on or prior to April 30, 1997 or the Company will otherwise have filed a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A which will contain such information.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)       1. FINANCIAL STATEMENTS:
See Table of Contents to Financial Statements ("Item 8. Financial Statements and Supplementary Data").

         2.  FINANCIAL STATEMENT SCHEDULES:
All schedules have been omitted since they are either not applicable or the information is contained elsewhere in "Item 8. Financial Statements and Supplementary Data.".

         3.  EXHIBITS:

Exhibit
Number      Description
---------------------------------------------------------------------------------------------------------------------
3.1           Amended and Restated Certificate of Incorporation of U.S. Franchise Systems, Inc. (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

3.2           Amended and Restated Bylaws of U.S. Franchise Systems, Inc. (incorporated by reference from the
              Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

4.1           Specimen Common Stock Certificate of U.S. Franchise Systems, Inc. (incorporated by reference from the
              Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.1          Form of License Agreement for Microtel brand hotels (incorporated by reference from the Company's
              Registration Statement on Form S-1 (Registration No. 333-11427)).

10.2          Form of License Agreement for Hawthorn Suites brand hotels (incorporated by reference from the
              Company's Registration Statement on Form S-1 (Registration No. 333-11427)).


10.3          Joint Venture Agreement between Microtel Franchise and Development Corporation and U.S. Franchise
              Systems, Inc. dated as of September 7, 1995 (incorporated by reference from the Company's
              Registration Statement on Form S-1 (Registration No. 333-11427)).

10.4          Master Franchise Agreement between HSA Properties, L.L.C. and U.S. Franchise Systems, Inc. dated as of March 27, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1
              (Registration No. 333-11427)).

10.5          Amended and Restated Stockholders' Agreement, dated as of September 29, 1995, as amended on October
              11, 1996, among the Company and the Original Investors (incorporated by reference from the Company's
              Registration Statement on Form S-1 (Registration No. 333-11427)).

10.6          Amended and Restated Employee Stock Purchase Agreement between U.S. Franchise Systems, Inc. and
              Michael A. Leven, entered into as of September 29, 1995, as amended effective October 24, 1996
              (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.
              333-11427)).

10.7          Amended and Restated Employee Stock Purchase Agreement between U.S. Franchise Systems, Inc. and Neal
              K. Aronson, entered into as of September 29, 1995, as amended effective October 24, 1996
              (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.
              333-11427)).

10.8          Employment Agreement by and between U.S. Franchise Systems, Inc. and Michael A. Leven, dated October
              1, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1
              (Registration No. 333-11427)).

10.9          Employment Agreement by and between U.S. Franchise Systems, Inc. and Neal K. Aronson, dated October
              1, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1
              (Registration No. 333-11427)).

10.10         Voting Agreement between Michael A. Leven and Andrea Leven (incorporated by reference from the
              Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.11         Voting Agreement between Michael A. Leven and Neal K. Aronson (incorporated by reference from the
              Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.12         Office Lease Agreement between Hallwood Real Estate Investors Fund XV and U.S. Franchise Systems,
              Inc., dated September 25, 1995 (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

10.13         First Amendment to Office Lease between Hallwood 95, L.P. and U.S. Franchise Systems, Inc., dated May
              20, 1996 (incorporated by reference from the Company's Registration Statement on Form S-1
              (Registration No. 333-11427)).

10.14*        U.S. Franchise Systems, Inc. Amended and Restated 1996 Stock Option Plan.

10.15         U.S. Franchise Systems, Inc. 1996 Stock Option Plan for Non-Employee Directors (incorporated by reference from the
              Company's Registration Statement on Form S-1 (Registration No. 333-11427).

10.16         Term Sheet, dated May 14, 1996, between the Company and NACC regarding the Franchise Financing Facility (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-11427)).

13.1          Quarterly Report of U.S. Franchise Systems, Inc. for the Quarterly Period ended September 30, 1996
              (SEC File No. 0-28908).

21.1*         List of Subsidiaries of U.S. Franchise Systems, Inc.

27.1*         Financial Data Schedule for the year ended December 31, 1996, submitted to the Securities and Exchange Commission in electronic format. (for SEC use only).

*  Filed herewith.

Copies of the exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

B)       REPORTS ON FORM 8-K
During the period from October 1, 1996 to December 31, 1996 the Company did not file any report on Form 8-K.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. U.S. Franchise Systems, Inc. (Registrant)
                                    U.S. Franchise Systems, Inc.
                                           (Registrant)

                                 By /s/ Michael A. Leven
                                    ---------------------------------------
                                              Michael A. Leven
                                      Chairman of the Board, President
                                         and Chief Executive Officer
Dated March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                            TITLES
/s/ Michael A. Leven . . .. . . . . . . . . . .      Chairman, President and Chief Executive Officer
--------------------                                 and Director (Principal Executive Officer)
(Michael A. Leven)


/s/ Neal K. Aronson . . . . . . . . . . . . . .      Executive Vice President, Chief Financial Officer
-------------------                                  and Director (Principal Financial and Accounting
(Neal K. Aronson)                                    Officer)


/s/ Dean Adler. . . . . . . . . . . . . . . . .      Director
--------------
(Dean Adler)


/s/ Irwin Chafetz . . . . . . . . . . . . . . .      Director
-----------------
(Irwin Chafetz)


/s/ Richard D. Goldstein. . . . . . . . . . . .      Director
------------------------
(Richard D. Goldstein)


/s/ Jeffrey A. Sonnenfeld . . . . . . . . . . .      Director
-------------------------
(Jeffrey A. Sonnenfeld)


/s/ Barry Sternlicht. . . . . . . . . . . . . .      Director
--------------------
(Barry Sternlicht)