Form 10-Q
period 1997-03-31
US FRANCHISE SYSTEMS INC
filed 1997-05-15
CIK 1020350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
X      QUARTERLY REPORT UNDER  SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________TO __________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

There were 9,872,476 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of May 6, 1997.

                          U.S. FRANCHISE SYSTEMS, INC.
                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Statements of Financial Position at December 31,
              1996 and March 31, 1997 (Unaudited)                          3

           Consolidated Statements of Operations for the quarters ended
              March 31, 1996 and March 31, 1997 (Unaudited)                4

           Consolidated Statement of Cash Flows for the quarters ended
              March 31, 1996 and March 31, 1997 (Unaudited)                5

           Notes to Consolidated Financial Statements (Unaudited)          6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                7

PART II.OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                               12

  ITEM 2. CHANGES IN SECURITIES                                           12

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 12

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                       12

  ITEM 5. OTHER INFORMATION

  ITEM 6. EXHIBITS, FINANCIAL STATEMENT AND REPORTS ON
            FORM 8-K                                                      13

  SIGNATURES                                                              13

  EXHIBITS                                                                15


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION




                                                                                                              (UNAUDITED)
                                                                                     DECEMBER 31, 1996       MARCH 31, 1997
                                                                                     -----------------       --------------
ASSETS
CURRENT ASSETS:
   Cash and temporary cash investments                                                   $31,188,000          $ 28,467,000
   Accounts receivable                                                                       114,000               133,000
   Deposits                                                                                   93,000                93,000
   Prepaid expenses                                                                          494,000               535,000
   Promissory notes receivable                                                               784,000               548,000
   Deferred commissions                                                                    1,261,000             1,657,000
                                                                                         -----------          ------------
         Total current assets                                                             33,934,000            31,433,000


PROMISSORY NOTES RECEIVABLE                                                                  390,000               597,000
EQUIPMENT - Net                                                                              292,000               315,000
FRANCHISE RIGHTS                                                                           3,264,000             3,223,000
DEFERRED COMMISSIONS                                                                       1,492,000             1,516,000
OTHER ASSETS                                                                                 733,000               742,000
                                                                                         -----------          ------------
                                                                                         $40,105,000          $ 37,826,000
                                                                                         ===========          ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                      $   679,000          $    304,000
   Commissions payable                                                                       837,000               444,000
   Deferred application fees                                                               2,916,000             3,181,000
   Accrued expenses                                                                        1,110,000             1,482,000
   Due to Hudson Hotels Corporation                                                          277,000               277,000
                                                                                         -----------           -----------
         Total current liabilities                                                         5,819,000             5,688,000
DUE TO HUDSON HOTELS CORPORATION                                                             454,000               454,000

DEFERRED APPLICATION FEES                                                                  2,749,000             2,812,000
SUBORDINATED DEBENTURES                                                                            -            18,708,000
                                                                                         -----------           -----------
         Total liabilities                                                                 9,022,000            27,662,000
REDEEMABLE STOCK:
   Preferred shares, par value $0.01 per share; authorized 525,000 shares; issued and outstanding 163,500 shares; cumulative exchangeable (entitled in liquidation to
   $18,477,000 at December 31, 1996)                                                      18,477,000

   Common shares, par value $0.01 per share; issued and outstanding 3,186,280 Class
   A shares entitled in redemption (under certain conditions) to $330,000 at
   December 31, 1996 and March 31, 1997.                                                     330,000               330,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
   Common shares, par value $0.01 per share; authorized 30,000,000 shares  of Class
   A Common Stock and 5,000,000 shares of Class B Common Stock; issued and outstanding 6,686,196 Class A shares and 2,707,919 Class B shares at December
   31,1996 and March 31, 1997                                                                 96,000                96,000

Capital in excess of par                                                                  20,547,000            20,620,000
Accumulated deficit                                                                       (8,367,000)          (10,882,000)
                                                                                         -----------           -----------
         Total stockholders' equity                                                       12,276,000             9,834,000
                                                                                         -----------           -----------
                                                                                         $40,105,000           $37,826,000
                                                                                         ===========           ===========

See notes to consolidated financial statements.


U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    QUARTER ENDED         QUARTER ENDED

                                                                    MARCH 31, 1996        MARCH 31, 1997
                                                                   ----------------      ----------------
REVENUES:
    Marketing and reservation fees                                 $        31,000       $        376,000
    Franchise Application and Royalty fees                                       -                136,000
    Other                                                                        -                 33,000
                                                                   ---------------       ----------------
                                                                            31,000                545,000
                                                                   ===============       ================
EXPENSES:
    Marketing and reservations                                     $       114,000       $        382,000
    Other franchise sales and advertising                                  464,000                846,000
    Corporate salaries, wages, and benefits                                543,000                884,000
    Other general and administrative                                       316,000                719,000
    Depreciation and amortization                                          131,000                132,000
                                                                   ---------------       ----------------
                                                                         1,568,000              2,963,000
                                                                   ---------------       ----------------
LOSS FROM OPERATIONS                                                    (1,537,000)            (2,418,000)

OTHER INCOME(EXPENSE):
    Interest income                                                       (175,000)              (383,000)
    Interest expense                                                        36,000                480,000
                                                                   ---------------       ----------------
NET LOSS                                                           $    (1,398,000)      $     (2,515,000)
                                                                   ===============       ================
LOSS APPLICABLE TO COMMON STOCKHOLDERS                             $    (1,817,000)      $     (2,515,000)
                                                                   ===============       ================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    10,755,409             12,580,395
                                                                   ===============       ================
NET LOSS APPLICABLE TO COMMON
    STOCKHOLDERS PER SHARE                                         $         (0.17)      $          (0.20)
                                                                   ===============       ================

See notes to consolidated financial statements.


U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            QUARTER ENDED              QUARTER ENDED
                                                                                           MARCH 31, 1996             MARCH 31, 1997
                                                                                           --------------             --------------
OPERATING ACTIVITIES:
    Net loss                                                                               $(1,398,000)               $(2,515,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                          131,000                    132,000
        Deferred Compensation Amortization                                                                                 73,000
        Increase in deposits and accounts receivable                                           (17,000)                   (19,000)
        Increase in prepaid expenses                                                           (78,000)                   (99,000)
        (Decrease)/ increase in promissory notes receivable                                   (277,000)                    29,000
        Increase in deferred commissions                                                      (562,000)                  (420,000)
        Increase in other assets                                                              (164,000)                   (25,000)
        Decrease in accounts payable                                                           (76,000)                  (375,000)
        Increase in accrued expenses                                                            28,000                    372,000
        Increase/(decrease) in commissions payable                                             400,000                   (393,000)
        Increase in deferred application fees                                                1,348,000                    328,000
        Increase in subordinated debentures paid in kind                                             -                    231,000
                                                                                           -----------                -----------
              Net cash used in operating activities                                           (665,000)                (2,681,000)
INVESTING ACTIVITIES:
    Acquisition of equipment                                                                   (28,000)                   (40,000)
    Acquisition of franchise rights                                                             (9,000)                         -
                                                                                           -----------                -----------
              Net cash used in investing activities                                            (37,000)                   (40,000)

NET DECREASE IN CASH AND TEMPORARY CASH                                                       (702,000)                (2,721,000)
INVESTMENTS                                                                                -----------                -----------

CASH AND TEMPORARY CASH INVESTMENTS:
    Beginning of period                                                                     13,893,000                 31,188,000
                                                                                           -----------                -----------
    End of period                                                                          $13,191,000                $28,467,000
                                                                                           ===========                ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Noncash activities:
        Undeclared dividends accrued on redeemable preferred stock                         $   419,000                $         -
                                                                                           ===========                ===========
        Exchange of redeemable preferred stock for subordinated debentures                 $         -                $18,477,000
                                                                                           ===========                ===========
    Portion of purchase price due to Hudson Hotels Corporation
        in future years, discounted at 10%                                                 $         -                $   454,000
                                                                                           ===========                ===========

See notes to consolidated financial statements.


U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the full year.

2. EARNINGS PER SHARE

   Earnings per share for the quarters ended March 31, 1996 and 1997 have been calculated by dividing the loss applicable to common shareholders by the weighted average shares outstanding. Weighted averaged shares include redeemable common shares outstanding. Loss applicable to common stockholders for the quarter ended March 31, 1996 represents net loss adjusted for accrued dividends on the redeemable preferred stock.

3. SUBORDINATED DEBENTURES

   On January 1, 1997, the Company exercised its option to exchange the Redeemable Preferred Stock at the Liquidation Value of $18,477,000 into 10% Subordinated Debentures due September 29, 2007. The Company is required to pay interest expense by issuing additional debentures for 50% of the expense with the remaining 50% to be paid in cash. Interest is payable semi-annually on the last business day in June and December of each year. If Mr. Michael A. Leven's employment were to be terminated by the Company for any reason (including resignation) or the Company were to otherwise experience a Change of Control, the Company would be obligated to redeem all outstanding Subordinated Debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of the Company and its subsidiaries. Certain statements under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of U.S. Franchise Systems, Inc. ("USFS" or the "Company") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel;
labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-Q. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparisons have been made between the first quarter of 1996, the year ended December 31, 1996 and the first quarter of 1997 for the purposes of the following discussion:

RESULTS OF OPERATIONS
FRANCHISE SALES GROWTH - Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:


                                         AS OF MARCH 31,     AS OF DEC 31,  AS OF MARCH 31,
MICROTEL FRANCHISE DATA                      1996               1996            1997
-------------------------------------------------------------------------------------------
PROPERTIES OPEN (1)                             26                28                 32
PROPERTIES UNDER CONSTRUCTION(2)                1                 25                 28
UNDER DEVELOPMENT:
 EXECUTED FRANCHISE
 AGREEMENTS(3)(4)(5)                            48               193                197
 FRANCHISE APPLICATIONS PENDING (6)            n/a               n/a                 29
 FRANCHISE APPLICATIONS ACCEPTED (7)            40                82                 55
------------------------------------           ---               ---                ---
TOTAL UNDER DEVELOPMENT                         88               271                281
-------------------------------------------------------------------------------------------
TOTAL OPEN OR UNDER DEVELOPMENT                113               299                313
-------------------------------------------------------------------------------------------

(1) The Company does not receive royalties from 25, 27, and 28 hotels as of March 31, 1996, December 31, 1996 and March 31, 1997, respectively.
(2) The Company will not receive royalties from zero, two, and two of the hotels under construction as of March 31, 1996, December 31, 1996 and March 31, 1997, respectively.
(3)  Includes hotels under construction but not open hotels.
(4) Four of these agreements were terminated between April 1 and April 11, 1997.
(5) The Company will not receive royalties from one, four, and seven of the Executed Franchise Agreements as of March 31, 1996, December 31, 1996 and March 31, 1997, respectively.
(6) These franchise agreements were executed between April 1 and April 11, 1997.
(7) The Company will not receive royalties from eight, six, and two of the Franchise Applications Accepted as of March 31, 1996, December 31, 1996 and March 31, 1997, respectively.

Since acquiring the Hawthorn Suites brand in March 1996 and establishing it sales force by July 1996, the Company has realized franchise sales growth as follows:

                                        AS OF MARCH 31,  AS OF DEC 31,  AS OF MARCH 31,
HAWTHORN SUITES FRANCHISE DATA               1996            1996            1997
---------------------------------------------------------------------------------------
PROPERTIES OPEN (1)                           17              19              19
PROPERTIES UNDER CONSTRUCTION (2)              0               2               3
UNDER DEVELOPMENT:
EXECUTED FRANCHISE AGREEMENTS (3)(4)           0              19              23
FRANCHISE APPLICATIONS PENDING (5)           n/a             n/a               6
FRANCHISE APPLICATIONS ACCEPTED                0              14              20
-------------------------------             ----             ---             ---
TOTAL UNDER DEVELOPMENT                        0              31              46
---------------------------------------------------------------------------------------
TOTAL OPEN OR UNDER DEVELOPMENT               18              52              68
---------------------------------------------------------------------------------------

(1) The Company does not receive royalties from 18 hotels as of March 31, 1996, December 31, 1996 and March 31, 1997.
(2) The Company will not receive royalties from zero, one, and one of the hotels under construction as of March 31, 1996, December 31, 1996 and March 31, 1997, respectively.
(3)  Includes hotels under construction but not open hotels.
(4) The Company will not receive royalties from zero, one, and one of the Executed Franchise agreements as of March 31, 1996, December 31, 1996 and March 31, 1997, respectively.
(5) These franchise agreements were executed between April 1 and April 11, 1997.

The average franchise application fee was $24,000 and $26,000 for the first quarter of 1996 and the year ended December 31, 1996, respectively, compared to $24,000 for the first quarter of 1997. Such fees are recognized as revenue when the underlying hotel opens.

REVENUE - The Company has had revenues from the following sources:


                                FIRST QUARTER ENDED      YEAR ENDED         FIRST QUARTER ENDED
                                   MARCH 31, 1996      DECEMBER 31, 1996      MARCH 31, 1997
------------------------------------------------------------------------------------------------
FRANCHISE APPLICATION AND
ROYALTY FEES                          $     -            $   20,000              $136,000
OTHER FEES                                  -                75,000                33,000
MARKETING AND RESERVATION FEES         31,000             1,197,000               376,000
                                      -------            ----------              --------
TOTAL                                 $31,000            $1,292,000              $545,000
------------------------------------------------------------------------------------------------

Franchise application and royalty fees (the "Fees") of $20,000 for the year ended December 31, 1996 represent the Fees earned for one hotel which opened during the third quarter of 1996 and a transfer fee received due to a change of ownership. The Fees for a hotel which opened in the fourth quarter of 1996 were waived. The Fees earned in the first quarter of 1997 represent application fees from four properties opened during the quarter, royalties received from six hotels which were open as of March 31, 1997, and one transfer fee received.

Other fee income was $0 and $75,000 for the first quarter of 1996 and year ended December 31, 1996, respectively, compared to $33,000 for the first
quarter of 1997.    The increase is primarily due to a management fee paid to
the Company by Equity Partners, L.P., a Delaware limited partnership formed in June 1996.

The Company began collecting marketing and reservation fees from existing Microtel and Hawthorn Suites franchisees in February and April 1996, respectively. While the Company recognizes marketing and reservations fees as revenue, such fees are intended to reimburse the Company for the expenses associated with providing support services to its franchisees and do not generate profit for the Company. During the first quarter of 1996 and year ended December 31, 1996, marketing and reservation fees were $31,000 and $1,197,000, respectively, compared to $376,000 for the first quarter of 1997.

EXPENSES - The Company's expenses were as summarized below:


                                        FIRST QUARTER ENDED       YEAR ENDED       FIRST QUARTER ENDED
                                          MARCH 31, 1996      DECEMBER 31, 1996      MARCH 31, 1997
-------------------------------------------------------------------------------------------------------
MARKETING AND RESERVATIONS                 $  114,000            $1,419,000            $  382,000
OTHER FRANCHISE SALES AND ADVERTISING         464,000             2,802,000               846,000
CORPORATE SALARIES, WAGES, AND
BENEFITS                                      543,000             2,218,000               884,000
OTHER GENERAL AND ADMINISTRATIVE              316,000             1,652,000               719,000
DEPRECIATION AND AMORTIZATION                 131,000               537,000               132,000
                                           ----------            ----------            ----------
TOTAL                                      $1,568,000            $8,628,000            $2,963,000
-------------------------------------------------------------------------------------------------------

Marketing and reservation expenses were $114,000 and $1,419,000, for the first quarter of 1996 and year ended December 31, 1996, respectively, compared with $382,000 for the first quarter 1997. The increase in marketing and reservation expenses is primarily due to the fact that the Hawthorn Suites brand was not acquired until April of 1996. Therefore, there were no marketing and reservation expenses for the Hawthorn brand during the first quarter of 1996.

Other franchise sales and advertising expenses, which are costs related to the Company's franchise sales effort, were $464,000 and $2,802,000 for the first quarter of 1996 and year ended December 31, 1996, respectively, compared to $846,000 for the first quarter of 1997. The increase is due primarily to the following factors: (i) a larger Microtel sales force was in place which resulted in additional salary and benefit expenses as well as other sales related costs (e.g. travel and telephone), (ii) the Hawthorn Suites brand was not acquired until April of 1996 and as a result, additional sales and advertising costs were incurred and (iii) commission costs for hotels opened in the first quarter of 1997 (no hotels were opened during the first quarter of 1996).

Corporate salaries, wages and benefits, which are non-selling personnel expenses, were $543,000 and $2,218,000 for the first quarter of 1996 and year ended December 31, 1996, respectively, compared to $884,000 for the first quarter of 1997. The increase is primarily due to (i) 19 additional personnel hired, subsequent to the first quarter of 1996, in the areas of training, franchise services, franchise administration and quality control to handle the increased servicing requirements of additional executed franchise agreements and newly introduced programs and (ii) expenses related to the Company's Stock Option plans which were adopted in October 1996.

Other general and administrative expenses were $316,000 and $1,652,000 for the first quarter of 1996 and year ended December 31, 1996 compared to $719,000 for the first quarter of 1997. The increase is primarily due to (i) general office and travel expenses for the additional staff in place during 1997, (ii) legal costs related to the Hawthorn Suites brand which was not acquired until April 1996, and (iii) expenses related to the Company's having become a publicly traded company in October 1996.

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

OTHER INCOME (EXPENSES) - Interest income was $175,000 and $871,000 for the first quarter of 1996 and year ended December 31, 1996, respectively, and resulted from investments in cash and marketable securities. Interest income for the first quarter of 1997 was $383,000. The increase was due to the additional interest earned on the cash received from the initial public offering in October of 1996.

During the first quarter of 1996 and year ended December 31, 1996, interest expense was $36,000 and $126,000, respectively, compared to $480,000 for the first quarter of 1997. The interest expense in 1996 related to the note payable for purchasing the Microtel brand while the 1997 expense also includes the subordinated debentures (see footnote 3).

NET LOSS - A summary of operating results is as follows:

                     FIRST QUARTER ENDED      YEAR ENDED         FIRST QUARTER ENDED
                       MARCH 31, 1996       DECEMBER 31, 1996      MARCH 31, 1997
------------------------------------------------------------------------------------
NET LOSS                 $1,398,000            $6,591,000            $2,515,000
LOSS APPLICABLE TO
  COMMON STOCKHOLDERS    $1,817,000            $8,309,000            $2,515,000
------------------------------------------------------------------------------------

The Company had net losses of $1,398,000 and $6,591,000 for the first quarter of 1996 and year ended December 31, 1996, respectively, compared to $2,515,000 for the first quarter of 1997.

The Company had a net loss applicable to common stockholders of $1,817,000 and $8,309,000 for the first quarter of 1996 and year ended December 31, 1996, respectively, compared to $2,515,000 for the first quarter 1997. The net loss applicable to common stockholders includes $419,000 and $1,718,000 of accumulated but undeclared and unpaid dividends on its 10% Cumulative Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock") for the first quarter of 1996 and year ended December 31, 1996, respectively.

The Company had a net operating loss carryforward for income tax purposes as of March 31, 1996 and December 31, 1996 of $2,452,000 and $6,437,000,
respectively, compared to $7,553,000 as of March 31, 1997. Given the limited operating history of the Company, management recorded a valuation allowance for the full amount of the deferred tax asset as of March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
From August 28, 1995 (inception) to October 24, 1996, the Company financed its operations primarily through a private placement of securities, franchise application fees, and interest income. In October of 1995, the Company raised approximately $17.5 million in gross proceeds through sales of shares of its old common stock (i.e., stock prior to the reclassification of shares on October 11, 1996) and Redeemable Preferred Stock.

On October 24, 1996, the Company completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $21,391,000 . The remaining proceeds of the Offering are held either as cash or cash equivalents and will be used for working capital and general corporate purposes, which may include (i) funding the Company's remaining obligations under the Microtel Acquisition Agreement, (ii) acquiring additional lodging or other service-oriented brands or exclusive franchise rights (to the extent permitted under the Hawthorn Acquisition Agreement), (iii) investing in financing programs developed by its wholly owned subsidiary, US Funding Corp.,
(iv) servicing interest on the Subordinated Debentures and (v) investing in entities that make equity investments in hotel properties built and managed by certain franchisees with the potential for multi-unit development. Cash and cash equivalents were $28,467,000 as of March 31, 1997.

On January 1, 1997, the Company exercised its option to exchange the Redeemable Preferred Stock at the Liquidation Value of $18,477,000 into 10% Subordinated Debentures due September 29, 2007. The Company is required to pay interest expense by issuing additional debentures for 50% of the expense with the remaining 50% to be paid in cash. Interest is payable semi-annually on the last business day in June and December of each year. If Mr. Michael A. Leven's employment were to be terminated by the Company for any reason (including resignation) or the Company were to otherwise experience a Change of Control, the Company would be obligated to redeem all outstanding Subordinated Debentures. The Company also had outstanding indebtedness related to the Microtel Acquisition of approximately $731,000 as of March 31, 1997.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION
         Not Applicable

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)   EXHIBITS:


Exhibit
Number      Description
-------     -----------
27.1        Financial Data Schedule for the quarter ended March 31, 1997, submitted to the Securities and Exchange Commission in electronic format.


B)   REPORTS ON FORM 8-K
During the first quarter ended March 31, 1997 the Company did not file any report on Form 8-K.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        U.S. FRANCHISE SYSTEMS, INC.
                                                (Registrant)

                                          By  /s/ Michael A. Leven
                                              --------------------
                                              Michael A. Leven
                                      Chairman of the Board, President
                                        and Chief Executive Officer

                                          By  /s/ Neal K. Aronson
                                              -------------------
                                              Neal K. Aronson
                                      Executive Vice President, Chief Financial
                                      Officer and Director (Principal Financial
                                      and Accounting Officer)



Dated May 6, 1997

                                 EXHIBIT INDEX




EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------

27.1                Financial Data Schedule