Form 10-Q
period 1997-06-30
US FRANCHISE SYSTEMS INC
filed 1997-08-12
CIK 1020350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
X        QUARTERLY REPORT UNDER  SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30 , 1997

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

     Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 9,872,476 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of July 25, 1997.

                          U.S. FRANCHISE SYSTEMS, INC.
                                     INDEX


PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS
         Consolidated Statements of Financial Position at December 31,
            1996 and June 30, 1997 (Unaudited)                                             3

         Consolidated Statements of Operations for the three and six months
            ended June 30, 1996 and  1997 (Unaudited)                                      4

         Consolidated Statement of Cash Flows for the six months
            ended June 30 , 1996 and 1997 (Unaudited)                                      5

                Notes to Consolidated Financial Statements (Unaudited)                     6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 7

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS                                                              12

   ITEM 2. CHANGES IN SECURITIES                                                          12

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                12

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                    12
             HOLDERS
   ITEM 5. OTHER INFORMATION

   ITEM 6. EXHIBITS, FINANCIAL STATEMENT AND REPORTS ON
             FORM 8-K                                                                     13

SIGNATURES                                                                                13

EXHIBITS                                                                                  14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
---------------------------------------------
                                                                                                    (Unaudited)
                                                                             December 31, 1996     June 30, 1997
                                                                             -----------------     -------------
ASSETS
CURRENT ASSETS:
      Cash and temporary cash investments                                      $31,188,000        $25,932,000
      Accounts receivable                                                          114,000            157,000
      Deposits                                                                      93,000             93,000
      Prepaid expenses                                                             494,000            594,000
      Promissory notes receivable                                                  784,000            856,000
      Deferred commissions                                                       1,261,000          1,825,000
                                                                               -----------        -----------
            Total current assets                                               $33,934,000        $29,457,000

PROMISSORY NOTES RECEIVABLE                                                        390,000            760,000
EQUIPMENT - Net                                                                    292,000            316,000
FRANCHISE RIGHTS                                                                 3,264,000          3,181,000
DEFERRED COMMISSIONS                                                             1,492,000          2,023,000
OTHER ASSETS                                                                       733,000          1,308,000
                                                                               -----------        -----------
            Total assets                                                       $40,105,000        $37,045,000
                                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Accounts payable                                                         $   679,000         $  228,000
      Commissions payable                                                          837,000            756,000
      Deferred application fees                                                  2,916,000          3,493,000
      Accrued expenses                                                           1,110,000          1,103,000
      Due to Hudson Hotels Corporation                                             277,000            277,000
                                                                               -----------        -----------
            Total current liabilities                                          $ 5,819,000        $ 5,857,000

DUE TO HUDSON HOTELS CORPORATION                                                   454,000            454,000
DEFERRED APPLICATION FEES                                                        2,749,000          3,734,000
SUBORDINATED DEBENTURES                                                                  -         18,938,000
                                                                               -----------        -----------
            Total liabilities

                                                                                 9,022,000         28,983,000

REDEEMABLE STOCK:
      Preferred shares, par value $0.01 per share; authorized 525,000 shares; issued and outstanding 163,500 shares; cumulative
      exchangeable (entitled in liquidation to $18,477,000 at
      December 31, 1996)                                                        18,477,000                 --

      Common shares, par value $0.01 per share; issued and outstanding
      3,186,280 Class A shares entitled in redemption (under certain conditions) to $330,000 at
      December 31, 1996 and March 31, 1997.                                        330,000            330,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
      Common shares, par value $0.01 per share; authorized 30,000,000 shares of Class A Common Stock and 5,000,000 shares of Class B
      Common Stock; issued and outstanding 6,686,196 Class A shares and
      2,707,919 Class B shares at December 31,1996 and March 31, 1997               96,000             96,000

Capital in excess of par                                                        20,547,000         20,692,000
Accumulated deficit                                                             (8,367,000)       (13,056,000)
                                                                               -----------       ------------


      Total stockholders' equity                                                12,276,000          7,732,000
                                                                               -----------      -------------
                                                                               $40,105,000      $  37,045,000
                                                                               ===========      =============
See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                           ENDED            ENDED            ENDED            ENDED
                                                       JUNE 30, 1996    JUNE 30, 1997    JUNE 30, 1996    JUNE 30, 1997
                                                       -------------    -------------    -------------    -------------
REVENUES:
      Marketing and reservation fees                  $    364,000      $   481,000      $   395,000      $   857,000
      Franchise application and royalty fees                     -          363,000                -          499,000
      Other                                                      -           48,000                -           81,000
                                                      --------------------------------------------------------------------
                                                           364,000          892,000          395,000        1,437,000
                                                      ====================================================================
EXPENSES:
      Marketing and reservations                      $    376,000      $   468,000      $   490,000      $   911,000
      Other franchise sales and advertising                799,000          956,000        1,263,000        1,802,000
      Corporate salaries, wages, and benefits              450,000          845,000          993,000        1,669,000
      Other general and administrative                     519,000          557,000          835,000        1,275,000
      Depreciation and amortization                        137,000          135,000          268,000          267,000
                                                      --------------------------------------------------------------------
                                                         2,281,000        2,961,000        3,849,000        5,924,000
                                                      --------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (1,917,000)      (2,069,000)      (3,454,000)      (4,487,000)

OTHER INCOME(EXPENSE):
      Interest income                                     (156,000)        (375,000)        (331,000)        (758,000)
      Interest expense                                      36,000          480,000           72,000          960,000
                                                      --------------------------------------------------------------------

NET LOSS                                              $ (1,797,000)     $(2,174,000)     $(3,195,000)     $(4,689,000)
                                                      ====================================================================

LOSS APPLICABLE TO COMMON STOCKHOLDERS                $ (2,216,000)     $(2,174,000)     $(4,033,000)     $(4,689,000)
                                                      ====================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                 10,755,409       12,580,395       10,755,409       12,580,395
                                                      ====================================================================
NET LOSS APPLICABLE TO COMMON
      STOCKHOLDERS PER SHARE                          $      (0.21)     $     (0.17)     $     (0.38)     $     (0.37)
                                                      ====================================================================


See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------

                                                                                SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                                 JUNE 30, 1996          JUNE 30, 1997
                                                                                ----------------      ----------------
OPERATING ACTIVITIES:
   Net loss                                                                      $ (3,195,000)          $ (4,689,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   268,000                267,000
      Deferred compensation amortization                                                    -                145,000
      Increase in deposits and accounts receivable                                   (189,000)               (43,000)
      Increase in prepaid expenses                                                          -               (217,000)
      Increase in promissory notes receivable                                        (416,000)              (442,000)
      Increase in deferred commissions                                             (1,241,000)            (1,095,000)
      Increase in other assets                                                       (150,000)              (604,000)
      Increase (decrease) in accounts payable                                         485,000               (451,000)
      Decrease in accrued expenses                                                          -                 (7,000)
      Increase/(decrease) in commissions payable                                      550,000                (81,000)
      Increase in deferred application fees                                         2,722,000              1,562,000
      Increase in royalties due to HSA properties                                     390,000                      -
      Increase in subordinated debentures paid in kind                                      -                461,000
                                                                                 ------------           ------------

          Net cash used in operating activities                                      (776,000)            (5,194,000)

INVESTING ACTIVITIES:
   Acquisition of equipment                                                          (271,000)               (62,000)
   Acquisition of franchise rights                                                   (117,000)                     -
                                                                                 ------------           ------------

          Net cash used in investing activities                                      (388,000)               (62,000)

FINANCIANG ACTIVITIES:
   Issuance of capital stock                                                          122,000                      -
   Redemption of capital stock                                                       (119,000)                     -
                                                                                 ------------           ------------
      Net cash provided by financing activities                                         3,000                      -

NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                (1,161,000)            (5,256,000)
                                                                                 ------------           ------------
CASH AND TEMPORARY CASH INVESTMENTS:
   Beginning of period                                                             13,893,000             31,188,000
                                                                                 ------------           ------------

   End of period                                                                 $ 12,732,000           $ 25,932,000
                                                                                 ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Noncash activities:
      Undeclared dividends accrued on redeemable preferred stock                 $    838,000           $          -
                                                                                 ============           ============
      Exchange of redeemable preferred stock for subordinated debentures                    -             18,477,000
                                                                                 ============           ============
   Portion of purchase price due to Hudson Hotels Corporation
       in future years, discounted at 10%                                        $          -           $    454,000
                                                                                 ============           ============

See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

1.    BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the full year.

 2.   EARNINGS PER SHARE

     Earnings per share for the six months and the quarter ended June 30, 1996 and 1997 have been calculated by dividing the loss applicable to common shareholders by the weighted average shares outstanding. Weighted averaged shares include redeemable common shares outstanding. Loss applicable to common stockholders for the six months and the quarter ended June 30, 1996 represents net loss adjusted for accrued dividends on the redeemable preferred stock.

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

Comparisons have been made between the three and six months ended June 30, 1996 and the three and six months ended June 30, 1997 for the purposes of the following discussion:

RESULTS OF OPERATIONS
FRANCHISE SALES GROWTH - Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:

-------------------------------------------- ------------------ ------------------- ------------------
MICROTEL FRANCHISE DATA                       AS OF JUNE 30,    AS OF DEC 31 1996    AS OF JUNE 30,
(inception to date)                                1996                                   1997
-------------------------------------------- ------------------ ------------------- ------------------
Properties Open (1)                                  26                  28                  43
Properties Under Construction(2)                      2                  25                  25
Under Development:
  Executed Franchise Agreements(3)(4)                49                 193                 245
  Franchise Applications Accepted (5)                72                  82                  73
-------------------------------------               ---                 ---                 ---
Total Under Development                             121                 275                 318
-------------------------------------------- ------------------ ------------------- ------------------
TOTAL OPEN OR UNDER DEVELOPMENT                     147                 303                 361
-------------------------------------------- ------------------ ------------------- ------------------

(1) The Company does not receive royalties from 25, 27, and 28 hotels as of June 30,1996, December 31, 1996, and June 30, 1997, respectively.
(2) The Company will not receive royalties from one, two, and zero of the hotels under construction as of June 30,1996, December 31, 1996, and June 30, 1997, respectively.
(3)  Includes hotels under construction but not open hotels.
(4) The Company will not receive royalties from one, four, and five of the Executed Franchise Agreements as of June 30,1996, December 31, 1996,and June 30, 1997, respectively.
(5) The Company will not receive royalties from zero, six, and two of the Franchise Applications Accepted as of June 30,1996, December 31, 1996, and June 30, 1997, respectively.

Since acquiring the Hawthorn Suites brand in March 1996 and establishing it sales force by July 1996, the Company has realized franchise sales growth as follows:

-------------------------------------------- ------------------ ------------------- ------------------
HAWTHORN SUITES FRANCHISE DATA                AS OF JUNE 30,      AS OF DEC 31,      AS OF JUNE 30,
(inception to date)                                1996                1996               1997
-------------------------------------------- ------------------ ------------------- ------------------
Properties Open (1)                                 18                  19                 20
Properties Under Construction (2)                    0                   2                  5
Under Development:
  Executed Franchise Agreements (3)(4)               0                  19                 46
  Franchise Applications Accepted                    1                  14                 22
---------------------------------                    -                  --                 --
Total Under Development                              1                  33                 68
-------------------------------------------- ------------------ ------------------- ------------------
TOTAL OPEN OR UNDER DEVELOPMENT                     19                  52                 88
-------------------------------------------- ------------------ ------------------- ------------------

(1) The Company does not receive royalties from 18 hotels as of June 30 1996, December 31, 1996, and June 30, 1997.
(2) The Company will not receive royalties from zero, one, and one of the hotels under construction as of June 30 1996, December 31, 1996, and June 30, 1997, respectively.
(3)  Includes hotels under construction but not open hotels.
(4) The Company will not receive royalties from zero, one, and zero of the Executed Franchise agreements as of June 30 1996, December 31, 1996, and June 30, 1997, respectively.

The average franchise application fee was $22,000 and $26,000 for the six months ended June 30, 1996 and year ended December 31, 1996, respectively, compared to $24,000 for the six months ended June 30, 1997, respectively. Such fees are recognized as revenue when the underlying hotel opens.

REVENUE - The Company has had revenues from the following sources:

----------------------------------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED     THREE MONTHS            SIX MONTHS          SIX MONTHS
                                               ENDED JUNE 30,       ENDED JUNE 30,        ENDED JUNE 30,      ENDED JUNE 30,
                                                   1996                  1997                 1996                  1997
----------------------------------------------------------------------------------------------------------------------------
Franchise application and royalty fees            $       -         $  363,000            $        -        $    499,000
Other fees                                                -             48,000                     -              81,000
Marketing and reservation fees                      364,000            481,000               395,000             857,000
                                                  ---------         ----------            ----------        ------------
TOTAL                                             $ 364,000         $  892,000            $  395,000         $ 1,437,000
-------------------------------------------- -------------------- -------------------- ------------------ ------------------

Franchise application and royalty fees (the "Fees") were $363,000 and $499,000 for the three and six months ended June 30, 1997, respectively. Fees for the three months ended June 30, 1997 represent application fees from ten of the twelve properties opened during the quarter, and royalties received from eight of the sixty-three hotels which were open as of June 30 , 1997. The Fees earned for the six months ended June 30, 1997, in addition to the above, included application fees from four hotel openings and one transfer fee received during the first quarter of 1997.

Other fee income was $48,000 and $81,000 for the three and six months ended June 30, 1997, respectively. The two main components of this income is the monthly management fee received from Equity Partners and commissions earned from the National Accounts program.

The Company began collecting marketing and reservation fees from existing Microtel and Hawthorn Suites franchisees in February and April 1996, respectively. While the Company recognizes marketing and reservations fees as revenue, such fees are intended to reimburse the Company for the expenses associated with providing support services to its franchisees and do not generate profit for the Company. Marketing and reservation fees were $364,000 and $395,000 for the three and six months ended June 30, 1996, respectively, compared to $481,000 and $857,000 for the respective periods in 1997.

EXPENSES - The Company's expenses were as summarized below:

--------------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS      THREE MONTHS        SIX MONTHS          SIX MONTHS
                                                    ENDED JUNE 30,   ENDED JUNE 30,      ENDED JUNE 30,      ENDED JUNE 30,
                                                        1996               1997              1996               1997
--------------------------------------------------------------------------------------------------------------------------
Marketing and reservations                            $    376,000        $    468,000      $    490,000     $    911,000
Other franchise sales and advertising                      799,000             956,000         1,263,000        1,802,000
Corporate salaries, wages, and benefits                    450,000             845,000           993,000        1,669,000
Other general and administrative                           519,000             557,000           835,000        1,275,000
Depreciation and amortization                              137,000             135,000           268,000          267,000
                                                      ------------        ------------      ------------     ------------
TOTAL                                                 $  2,281,000        $  2,961,000      $  3,849,000     $  5,924,000
--------------------------------------------------------------------------------------------------------------------------

Marketing and reservation expenses were $376,000 and $490,000, for the three and six months ended June 30, 1996, respectively, compared to $468,000 and $911,000 for the respective periods in 1997. The increase in marketing and reservation expenses is primarily due to the fact that the Hawthorn Suites brand was not acquired until April of 1996. Therefore, there were no marketing and reservation expenses for the Hawthorn brand during the first quarter of 1996.

Other franchise sales and advertising expenses, which are costs related to the Company's franchise sales effort, were $799,000 and $1,263,000 for the three and six months ended June 30, 1996, respectively, compared to $956,000 and $1,802,000 for the respective periods in 1997. The increase is due primarily to the following factors: (i) a larger Microtel sales force was in place which resulted in additional salary and benefit expenses as well as other sales related costs (e.g. travel and telephone), (ii) the Hawthorn Suites brand was not acquired until April of 1996 and as a result, additional sales and advertising costs were incurred and (iii) commissions were paid on thirteen of the fifteen hotels opened in the first two quarters of 1997 compared to no commissions with respect to the four hotels opened during the first two quarters of 1996.

Corporate salaries, wages and benefits, which are non-selling personnel expenses, were $450,000 and $993,000 for the three and six months ended June 30, 1996, respectively, compared to $845,000 and $1,669,000 for the respective periods in 1997. The increase is primarily due to (i) 19 additional personnel hired, subsequent to the first quarter of 1996, in the areas of training, franchise services, franchise administration and quality control to handle the increased servicing requirements of additional executed franchise agreements and newly introduced programs and (ii) expenses related to the Company's Stock Option plans which were adopted in October 1996.

Other general and administrative expenses were $519,000 and $835,000 for the three and six months ended June 30, 1996, respectively, compared to $557,000 and $1,275,000 for the respective periods in 1997. The increase is primarily due to (i) general office and travel expenses for the additional staff in place during 1997, (ii) legal costs related to the Hawthorn Suites brand which was not acquired until April 1996, and (iii) expenses related to the Company's having become a publicly traded company in October 1996.

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

OTHER INCOME (EXPENSES) - Interest income resulting from investments in cash and marketable securities was $156,000 and $331,000 for the three and six months ended June 30, 1996, respectively, compared to $375,000 and $758,000 for the respective periods in 1997. The increase was due to the additional interest earned on the cash received from the initial public offering in October of 1996.

During the three and six months ended June 30, 1996 interest expense was $36,000 and $72,000, respectively, compared to $480,000 and $960,000 for the respective periods in 1997. The interest expense in 1996 related to the note payable for purchasing the Microtel brand while the 1997 expense also includes the subordinated debentures (see footnote 3).

NET LOSS - A summary of operating results is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS        THREE MONTHS      SIX MONTHS ENDED      SIX MONTHS
                                              ENDED JUNE 30,      ENDED JUNE 30,      JUNE 30, 1996      ENDED JUNE 30,
                                                  1996                1997                                   1997
-------------------------------------------------------------------------------------------------------------------------
Net Loss                                      $     1,797,000      $    2,174,000     $     3,195,000     $    4,689,000
Loss appl. to common stockholders             $     2,216,000      $    2,174,000     $     4,033,000     $    4,689,000
-------------------------------------------------------------------------------------------------------------------------

The Company had net losses of $1,797,000 and $3,195,000 for the three and six months ended June 30, 1996, respectively, compared to $2,174,000 and $4,689,000 for the respective periods in 1997.

The Company had a net loss applicable to common stockholders of $2,216,000 and $4,033,000 for the three and six months ended June 30, 1996, respectively, compared to $2,174,000 and $4,689,000 for the respective periods in 1997. The net loss applicable to common stockholders includes $419,000 and $838,000 of accumulated but undeclared and unpaid dividends on its 10% Cumulative Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock") for the three and six months ended June 30, 1996, respectively.

The Company had a net operating loss carryforward for income tax purposes as of June 30, 1996 of $2,548,000 compared to $8,398,000 as of June 30, 1997. Given the limited operating history of the Company, management recorded a valuation allowance for the full amount of the deferred tax asset as of June 30, 1997.

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

On October 24, 1996, the Company completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $21,391,000 . The remaining proceeds of the Offering are held either as cash or cash equivalents and will be used for working capital and general corporate purposes, which may include (i) funding the Company's remaining obligations under the Microtel Acquisition Agreement, (ii) acquiring additional lodging or other service-oriented brands or exclusive franchise rights (to the extent permitted under the Hawthorn Acquisition Agreement), (iii) investing in financing programs developed by its wholly owned subsidiary, US Funding Corp.,
(iv) servicing interest on the Subordinated Debentures, (v) the building of hotel properties, and (vi) investing in entities that make equity investments in hotel properties built and managed by certain franchisees with the potential for multi-unit development. Cash and cash equivalents were $25,932,000 as of June 30, 1997.

On January 1, 1997, the Company exercised its option to exchange the Redeemable Preferred Stock at the Liquidation Value of $18,477,000 into 10% Subordinated Debentures due September 29, 2007. The Company is required to pay interest expense by issuing additional debentures for 50% of the expense with the remaining 50% to be paid in cash. Interest is payable semi-annually on the last business day in June and December of each year. If Mr. Michael A. Leven's employment were to be terminated by the Company for any reason (including resignation) or the Company were to otherwise experience a Change of Control, the Company would be obligated to redeem all outstanding Subordinated Debentures. The Company also had outstanding indebtedness related to the Microtel Acquisition of approximately $785,000 in principal and interest as of June 30, 1997.

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

ITEM 2.  CHANGES IN SECURITIES
              Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual meeting of the Stockholders (the "Stockholders") of U.S. Franchise Systems, Inc. was held on May 30, 1997 at 4:00 p.m., at the Company's offices, 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

One matter was submitted to the Stockholders: to elect seven (7) directors to constitute the Board of Directors, to serve for a term of one year and until the successors are elected and qualified.

The proposal that came before the meeting was passed by the Stockholders. The tally of the votes was as follows:

Tally of Votes of Annual Meeting of Stockholders of U.S. Franchise Systems, Inc.
                             Held on May 30, 1997

Subject of Vote              # For          % For*        # Against    % Against       # Abstain        %Abs.
-------------------------------------------------------------------------------------------------------------
Directors:
----------
Michael A. Leven             33,177,823        99.99%         0            0.0%           4,750         0.01%
Neal K. Aronson              33,177,823        99.99%         0            0.0%           4,750         0.01%
Dean S. Adler                33,177,823        99.99%         0            0.0%           4,750         0.01%
Irwin Chafetz                33,177,823        99.99%         0            0.0%           4,750         0.01%
Richard D. Goldstein         33,177,823        99.99%         0            0.0%           4,750         0.01%
Barry S. Sternlicht          33,177,823        99.99%         0            0.0%           4,750         0.01%
Jeffery H. Sonnenfeld        33,177,823        99.99%         0            0.0%           4,750         0.01%

* Out of 33,182,573 votes submitted (there were 36,951,666 possible votes related to the Common Stock).

ITEM 5.  OTHER INFORMATION
              Not Applicable

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)       EXHIBITS:

Exhibit
Number      Description

27.1 Financial Data Schedule for the six months ended June 30, 1997, submitted to the Securities and Exchange Commission in electronic format.

B)       REPORTS ON FORM 8-K
During the second quarter ended June 30, 1997 the Company did not file any report on Form 8-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
U.S. FRANCHISE SYSTEMS, INC.
(Registrant)



By/s/ Michael A. Leven                         By/s/ Neal K. Aronson
  ----------------------                         -----------------------
Michael A. Leven                               Neal K. Aronson
Chairman of the Board, President               Executive Vice President, Chief
and Chief Executive Officer                    Financial Officer and
                                               Director (Principal Financial
                                               and Accounting Officer)

Dated July 25, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION


27.1                         Financial Data Schedule