Form 10-Q
period 1997-09-30
US FRANCHISE SYSTEMS INC
filed 1997-11-14
CIK 1020350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
X        QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30 , 1997

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

         Indicate by check mark whether the registrant: (1) has filed all reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         There were 9,863,789 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of October 30, 1997.

                          U.S. FRANCHISE SYSTEMS, INC.
                                      INDEX


                                                                                PAGE
                                                                                ----
PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
          Consolidated Statements of Financial Position at December 31,
            1996 and September 30, 1997 (Unaudited)                               3

          Consolidated Statements of Operations for the three and nine months
            ended September 30, 1996 and 1997 (Unaudited)                         4

          Consolidated Statement of Cash Flows for the nine months
            ended September 30 , 1996 and 1997 (Unaudited)                        5

          Notes to Consolidated Financial Statements (Unaudited)                  6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         7

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                                      12

  ITEM 2. CHANGES IN SECURITIES                                                  13

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                        14

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    14

  ITEM 5. OTHER INFORMATION                                                      14

  ITEM 6. EXHIBITS, FINANCIAL STATEMENT AND REPORTS ON FORM 8-K                  14

SIGNATURES                                                                       15

EXHIBIT INDEX                                                                    16

EXHIBIT 27.1                                                                     17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                                    (Unaudited)
                                                                                   Dec. 31, 1996  Sept. 30, 1997
                                                                                   -------------  --------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $ 31,188,000    $ 21,740,000
     Accounts receivable                                                                114,000         195,000
     Deposits                                                                            93,000         106,000
     Prepaid expenses                                                                   494,000         529,000
     Promissory notes receivable                                                        784,000       1,381,000
     Deferred commissions                                                             1,261,000       1,775,000
                                                                                   ------------    ------------
         Total current assets                                                        33,934,000      25,726,000

PROMISSORY NOTES RECEIVABLE                                                             390,000       1,532,000
EQUIPMENT - Net                                                                         292,000         849,000
FRANCHISE RIGHTS                                                                      3,264,000       3,140,000
DEFERRED COMMISSIONS                                                                  1,492,000       2,827,000
OTHER ASSETS                                                                            733,000       2,441,000
                                                                                   ------------    ------------
         Total assets                                                              $ 40,105,000    $ 36,515,000
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable                                                              $    679,000    $    216,000
     Commissions payable                                                                837,000       1,022,000
     Deferred application fees                                                        2,916,000       3,301,000
     Accrued expenses                                                                 1,110,000       1,391,000
     Due to Hudson Hotels Corporation                                                   277,000         277,000
                                                                                   ------------    ------------
         Total current liabilities                                                    5,819,000       6,207,000

DUE TO HUDSON HOTELS CORPORATION                                                        454,000         454,000
DEFERRED APPLICATION FEES                                                             2,749,000       4,729,000
SUBORDINATED DEBENTURES                                                                      --      19,175,000
                                                                                   ------------    ------------
         Total liabilities                                                            9,022,000      30,565,000

REDEEMABLE STOCK:
     Preferred shares, par value $0.01 per share; authorized 525,000 shares;
     issued and outstanding 163,500 shares; cumulative exchangeable (entitled in
     liquidation to $18,477,000 at December 31, 1996)                                18,477,000              --

     Common shares, par value $0.01 per share; issued and outstanding 3,186,280
     Class A shares entitled in redemption (under certain conditions) to
     $330,000 at December 31, 1996 and September 30, 1997                               330,000         330,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
     Common shares, par value $0.01 per share; authorized 30,000,000 shares of
     Class A Common Stock and 5,000,000 shares of Class B Common Stock; issued and outstanding 6,686,196 Class A shares and 2,707,919 Class B shares at
     December 31,1996; issued and outstanding 6,647,206 Class A shares and
     2,707,919 Class B shares at September 30, 1997                                      96,000          96,000

     Treasury Stock                                                                                      (4,000)

Capital in excess of par                                                             20,547,000      20,765,000
Accumulated deficit                                                                  (8,367,000)    (15,237,000)
                                                                                   ------------    ------------
     Total stockholders' equity                                                      12,276,000       5,620,000
                                                                                   ------------    ------------
                                                                                   $ 40,105,000    $ 36,515,000
                                                                                   ============    ============

See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               3 MONTHS ENDED       3 MONTHS ENDED       9 MONTHS ENDED       9 MONTHS ENDED
                                               SEPT. 30, 1996       SEPT. 30, 1997       SEPT. 30, 1996       SEPT. 30, 1997
                                               --------------       --------------       --------------       --------------
REVENUES:
      Marketing and reservation fees            $    452,000         $    552,000         $    847,000         $  1,409,000
      Franchise application and royalty fees          15,000              551,000               15,000            1,057,000
      Other                                            2,000               73,000                2,000              148,000
                                                ---------------------------------------------------------------------------
                                                     469,000            1,176,000              864,000            2,614,000
                                                ===========================================================================

EXPENSES:
      Marketing and reservations                $    532,000         $    535,000         $  1,022,000         $  1,447,000
      Royalties paid to third parties                     --               35,000                   --               73,000
      Franchise sales commissions                     17,000              259,000               17,000              496,000
      Other franchise sales and advertising          757,000              749,000            2,020,000            2,237,000
      Corporate salaries, wages, and benefits        548,000              850,000            1,541,000            2,519,000
      Other general and administrative               360,000              634,000            1,195,000            1,948,000
      Depreciation and amortization                  143,000              142,000              411,000              409,000
                                                ---------------------------------------------------------------------------
                                                   2,357,000            3,204,000            6,206,000            9,129,000
                                                ---------------------------------------------------------------------------

LOSS FROM OPERATIONS                              (1,888,000)          (2,028,000)          (5,342,000)          (6,515,000)

OTHER INCOME(EXPENSE):
      Interest income                                206,000              339,000              537,000            1,097,000
      Interest expense                               (36,000)            (492,000)            (108,000)          (1,452,000)
                                                ---------------------------------------------------------------------------

NET LOSS                                        $ (1,718,000)        $ (2,181,000)        $ (4,913,000)        $ (6,870,000)
                                                ===========================================================================

LOSS APPLICABLE TO COMMON STOCKHOLDERS          $ (2,158,000)        $ (2,181,000)        $ (6,191,000)        $ (6,870,000)
                                                ===========================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                          10,755,409           12,541,405           10,755,409           12,567,398
                                                ===========================================================================

NET LOSS APPLICABLE TO COMMON
      STOCKHOLDERS PER SHARE                    $      (0.20)        $      (0.17)        $      (0.58)        $      (0.55)
                                                ===========================================================================



See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         NINE MONTHS ENDED  NINE MONTHS ENDED
                                                                           SEPT 30, 1996      SEPT 30, 1997
                                                                           -------------      -------------
OPERATING ACTIVITIES:
   Net loss                                                                $ (4,913,000)      $ (6,870,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                             409,000            409,000
      Deferred compensation amortization                                             --            218,000
      Increase in deposits and accounts receivable                             (153,000)           (94,000)
      Increase in prepaid expenses                                             (131,000)          (210,000)
      Increase in promissory notes receivable                                (1,022,000)        (1,739,000)
      Increase in deferred commissions                                       (1,847,000)        (1,849,000)
      Increase in other assets                                                 (618,000)        (1,755,000)
      Increase (decrease) in accounts payable                                   124,000           (463,000)
      Decrease in accrued expenses                                              952,000            282,000
      Increase (decrease) in commissions payable                                541,000            185,000
      Increase in deferred application fees                                   4,069,000          2,365,000
      Increase in royalties due to HSA properties                               321,000                 --
      Decrease in liability to Hudson Hotels Corporation                       (352,000)                --
      Increase in subordinated debentures paid in kind                               --            698,000
                                                                           ------------       ------------

          Net cash used in operating activities                              (2,620,000)        (8,823,000)

INVESTING ACTIVITIES:
   Acquisition of equipment                                                    (382,000)          (621,000)
   Acquisition of franchise rights                                             (117,000)                --
                                                                           ------------       ------------

          Net cash used in investing activities                                (499,000)          (621,000)

FINANCING ACTIVITIES:
   Issuance of capital stock                                                    122,000                 --
   Redemption of capital stock                                                 (119,000)                --
   Treasury stock                                                                    --             (4,000)
                                                                           ------------       ------------

      Net cash provided by financing activities                                   3,000             (4,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,116,000)        (9,448,000)
                                                                           ------------       ------------

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                       13,893,000         31,188,000
                                                                           ------------       ------------

   End of period                                                           $ 10,777,000       $ 21,740,000
                                                                           ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Noncash activities:
      Undeclared dividends accrued on redeemable preferred stock           $  1,278,000
                                                                           ============
      Exchange of redeemable preferred stock for subordinated debentures                        18,477,000
                                                                                              ============
   Portion of purchase price due to Hudson Hotels Corporation
       in future years, discounted at 10%                                                     $    454,000
                                                                                              ============


See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the full year.

2.       EARNINGS PER SHARE

         Earnings per share for the three and nine months ended September 30, 1996 and 1997 have been calculated by dividing the loss applicable to common shareholders by the weighted average shares outstanding. Weighted averaged shares include redeemable common shares outstanding. Loss applicable to common stockholders for the three and nine months ended September 30, 1996 represents net loss adjusted for accrued dividends on the redeemable preferred stock.

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

Comparisons have been made between the three and nine months ended September 30, 1996 and the three and nine months ended September 30, 1997 for the purposes of the following discussion:

RESULTS OF OPERATIONS
FRANCHISE SALES GROWTH - Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:

===================================================================================================================
MICROTEL FRANCHISE DATA                                            AS OF SEPT 30,     AS OF DEC 31    AS OF SEPT 30,
(inception to date)                                                     1996              1996             1997
-------------------------------------------------------------------------------------------------------------------
Properties open(1)                                                       27                28               58

  Executed agreements & under construction(2)                            10                25               40
  Executed franchise agreements but not under  construction(3)          140               168              224
  Approved applications(4)                                               80                82               92
--------------------------                                               --                --               --
Total under development                                                 230               275              356

===================================================================================================================
OPEN PLUS UNDER DEVELOPMENT                                             257               303              414
===================================================================================================================

(1) The Company does not receive royalties from 26, 27, and 28 hotels open as of September 30,1996, December 31, 1996, and September 30, 1997, respectively.
(2) The Company will not receive royalties from three, two, and zero of the hotels under construction as of September 30,1996, December 31, 1996, and September 30, 1997, respectively.
(3) The Company will not receive royalties from, two, two and five of the executed franchise agreements as of September 30,1996, December 31, 1996,and September 30, 1997, respectively.
(4) The Company will not receive royalties from six, six, and two of the franchise applications accepted as of September 30,1996, December 31, 1996, and September 30, 1997, respectively.

Since acquiring the Hawthorn Suites brand in March 1996 and establishing its sales force by July 1996, the Company has realized franchise sales growth as follows:

=========================================================================================================================
HAWTHORN SUITES FRANCHISE DATA                                         AS OF SEPT 30,    AS OF DEC 31,    AS OF SEPT 30,
(inception to date)                                                         1996              1996             1997
-------------------------------------------------------------------------------------------------------------------------
Properties open(1)                                                           18                19               22

  Executed agreements & under construction(2)                                 2                 2                9
  Executed franchise agreements but not under  construction(3)                4                17               51
  Approved applications                                                      16                14               23
------------------------                                                     --                --               --
Total under development                                                      22                33               83
=========================================================================================================================
OPEN PLUS UNDER DEVELOPMENT                                                  40                52              105
=========================================================================================================================

(1) The Company does not receive royalties from 18 hotels open as of September 30 1996, December 31, 1996, and September 30, 1997.
(2) The Company will not receive royalties from zero, one, and one of the hotels under construction as of September 30 1996, December 31, 1996, and September 30, 1997, respectively.
(3) The Company will not receive royalties from one, zero, and zero of the executed franchise agreements as of September 30 1996, December 31, 1996, and September 30, 1997, respectively.

The average franchise application fee was $28,000 and $26,000 for the nine months ended September 30, 1996 and year ended December 31, 1996, respectively, compared to $24,000 for the nine months ended September 30, 1997. Such fees are recognized as revenue when the underlying hotel opens.

REVENUE - The Company has had revenues from the following sources:

=====================================================================================================================
                                            THREE MONTHS       THREE MONTHS    NINE MONTHS ENDED     NINE MONTHS
                                           ENDED SEPT 30,     ENDED SEPT 30,     SEPT 30, 1996      ENDED SEPT 30,
                                                1996               1997               1996               1997
---------------------------------------------------------------------------------------------------------------------
Franchise application and royalty fees       $ 15,000           $  551,000          $ 15,000          $1,057,000
Other fees                                      2,000               73,000             2,000             148,000
Marketing and reservation fees                452,000              552,000           847,000           1,409,000
                                             --------           ----------          --------          ----------
TOTAL                                        $469,000           $1,176,000          $864,000          $2,614,000
=====================================================================================================================

Franchise application and royalty fees (the "Fees") were $551,000 and $1,057,000 for the three and nine months ended September 30, 1997, respectively compared with $15,000 for the three and nine months ended September 30, 1996. Fees for the three months ended September 30, 1997 represent application fees from seventeen of the eighteen properties opened during the quarter, and royalties received from twenty-five of the eighty hotels which were open as of September 30, 1997. The Fees earned for the nine months ended September 30, 1997, in addition to the above, included application fees from fourteen hotel openings and one transfer fee received during the first two quarters of 1997. The Fees earned for the three and nine months ended September 30, 1996 are the application fees from one hotel which opened during the third quarter of 1996.

Other fee income was $73,000 and $148,000 for the three and nine months ended September 30, 1997, respectively, compared to $2,000 for the three and nine months ended September 30, 1996. In 1997, the two main components of this income were the monthly management fee received from Equity Partners and commissions earned from the National Accounts program.

The Company began collecting marketing and reservation fees from existing Microtel and Hawthorn Suites franchisees in February and April 1996, respectively. While the Company recognizes marketing and reservations fees as revenue, such fees are intended to reimburse the Company for the expenses associated with providing support services to its franchisees and do not generate profit for the Company. Marketing and reservation fees were $552,000 and $1,409,000 for the three and nine months ended September 30, 1997, respectively, compared to $452,000 and $847,000 for the respective periods in 1996.

EXPENSES - The Company's expenses were as summarized below:

==================================================================================================================
                                            THREE MONTHS     THREE MONTHS       NINE MONTHS         NINE MONTHS
                                           ENDED SEPT 30,   ENDED SEPT 30,     ENDED SEPT 30,      ENDED SEPT 30,
                                                1996             1997               1996                1997
------------------------------------------------------------------------------------------------------------------
Marketing and reservations                   $  532,000       $  535,000         $1,022,000          $1,447,000
Royalties paid to third parties                       0           35,000                  0              73,000
Franchise sales commissions                      17,000          259,000             17,000             496,000
Other franchise sales and advertising           757,000          749,000          2,020,000           2,237,000
Corporate salaries, wages, and benefits         548,000          850,000          1,541,000           2,519,000
Other general and administrative                360,000          634,000          1,195,000           1,948,000
Depreciation and amortization                   143,000          142,000            411,000             409,000
                                             ----------       ----------         ----------          ----------
TOTAL                                        $2,357,000       $3,204,000         $6,206,000          $9,129,000
==================================================================================================================

Marketing and reservation expenses were $535,000 and $1,447,000, for the three and nine months ended September 30, 1997, respectively, compared to $532,000 and $1,022,000 for the respective periods in 1996. The increase in marketing and reservation expenses for the nine months ended September 30, 1997 is primarily due to the fact that the Hawthorn Suites brand was not acquired until April of 1996. Therefore, there were no marketing and reservation expenses for the Hawthorn brand during the first quarter of 1996.

Royalties paid to third parties were $35,000 and $73,000 for the three and nine months ended September 30, 1997, respectively. No royalties were paid in the respective periods in 1996. The Company is required to pay monthly royalties to Hudson for each new Microtel property opened and to Hyatt for each new Hawthorn property opened.

Franchise sales commissions were $259,000 and $496,000 for the three and nine months ended September 30, 1997, respectively, compared to $17,000 for the respective periods in 1996. Commissions were expensed for the 18 and 34 hotels which opened during the three and nine months ended September 30, 1997, respectively. The commission expense for the three and nine months ended September 30, 1996 is due to the opening of one hotel and the execution of an international master franchise agreement.

Other franchise sales and advertising expenses, which are costs related to the Company's franchise sales effort, were $749,000 and $2,237,000 for the three and nine months ended September 30, 1997, respectively, compared to $757,000 and $2,020,000 for the respective periods in 1996. The increase for the nine months ended September 30, 1997 was due primarily to the following factors: (i) a larger Microtel sales force was in place which resulted in additional salary and benefit expenses as well as other sales related costs (e.g. travel and telephone) and (ii) the Hawthorn Suites brand was not acquired until April of 1996 and as a result, additional sales and advertising costs were incurred,
(iii) the first franchise conference was held in 1997, and (iv) a program was initiated in 1997 in which a replica of a Microtel room, constructed such that it can be transported across the country, was present when each hotel broke ground (expenses include lease payments for the truck, driving and driver expenses). The increase in these expenses was partially offset by the following:
(i) there were less advertising and promotions expenses (ii) a lower volume of potential franchisees were brought in to the corporate offices for education and tours of the products and (iii) lower expenses were incurred by the sales department on printing and mailings.

Corporate salaries, wages and benefits, which are non-selling personnel expenses, were $850,000 and $2,519,000 for the three and nine months ended September 30, 1997, respectively, compared to $548,000 and $ 1,541,000 for the respective periods in 1996. The increase since September 30, 1996 is primarily due to (i) additional personnel hired to handle the increased servicing requirements of additional executed franchise agreements and newly introduced programs and (ii) expenses related to the Company's Stock Option plans which were adopted in October 1996.

Other general and administrative expenses were $634,000 and $1,948,000 for the three and nine months ended September 30, 1997, respectively, compared to $360,000 and $1,195,000 (including a $200,000 non-recurring charge related to the anticipated termination of the Company's corporate office lease) for the respective periods in 1996. The increase is primarily due to (i) general office and travel expenses for the additional staff in place during 1997, (ii) legal costs related to the Hawthorn Suites brand which was not acquired until April 1996, and (iii) expenses related to the Company's having become a publicly traded company in October 1996.

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

OTHER INCOME (EXPENSES) - Interest income resulting from investments in cash and marketable securities was $339,000 and $1,097,000 for the three and nine months ended September 30, 1997, respectively, compared to $206,000 and $537,000 for the respective periods in 1996. The increase was due to the additional interest earned on the cash received from the initial public offering in October of 1996.

During the three and nine months ended September 30, 1997 interest expense was $492,000 and $1,452,000, respectively, compared to $36,000 and $108,000 for the respective periods in 1996. The interest expense in 1996 related to the note payable for purchasing the Microtel brand while the 1997 expense also includes the subordinated debentures (see footnote 3).

NET LOSS - A summary of operating results is as follows:

============================================================================================================
                                    THREE MONTHS       THREE MONTHS     NINE MONTHS ENDED     NINE MONTHS
                                   ENDED SEPT 30,     ENDED SEPT 30,      SEPT 30, 1996      ENDED SEPT 30,
                                        1996               1997                                   1997
------------------------------------------------------------------------------------------------------------
Net Loss                             $1,718,000         $2,181,000          $4,913,000         $6,870,000
Loss appl. to common stockholders    $2,158,000         $2,181,000          $6,191,000         $6,870,000
============================================================================================================


The Company had net losses of $ 2,181,000 and $6,870,000 for the three and nine months ended September 30, 1997, respectively, compared to $1,718,000 and $4,913,000 for the respective periods in 1996.

The Company had a net loss applicable to common stockholders of $2,181,000 and $6,870,000 for the three and nine months ended September 30, 1997, respectively, compared to $2,158,000 and $6,191,000 for the respective periods in 1996. The net loss applicable to common stockholders includes $440,000 and $1,278,000 of accumulated but undeclared and unpaid dividends on its 10% Cumulative Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock") for the three and nine months ended September 30, 1996, respectively.

The Company had a net operating loss carryforward for income tax purposes as of September 30, 1997 of $10,472,000 compared to $3,707,000 as of September 30, 1996. Given the limited operating history of the Company, management recorded a valuation allowance for the full amount of the deferred tax asset as of September 30, 1997.

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

On October 24, 1996, the Company completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $21,391,000 . The remaining proceeds of the Offering are held either as cash or cash equivalents and will be used for working capital and general corporate purposes, which may include (i) funding the Company's remaining obligations under the Microtel Acquisition Agreement, (ii) acquiring additional lodging or other service-oriented brands or exclusive franchise rights (to the extent permitted under the Hawthorn Acquisition Agreement), (iii) investing in financing programs developed by its wholly owned subsidiary, US Funding Corp., (iv) servicing interest on the Subordinated Debentures, (v) the building of hotel properties, and (vi) investing in entities that make equity investments in hotel properties built and managed by certain franchisees with the potential for multi-unit development. Cash and cash equivalents were $21,740,000 as of September 30, 1997.

On January 1, 1997, the Company exercised its option to exchange the redeemable preferred stock at the liquidation value of $18,477,000 into 10% subordinated debentures due September 29, 2007. The Company is required to pay interest expense by issuing additional debentures for 50% of the expense with the remaining 50% to be paid in cash. Interest is payable semi-annually on the last business day in June and December of each year. If Mr. Michael A. Leven's employment were to be terminated by the Company for any reason (including resignation) or the Company were to otherwise experience a change of control, the Company would be obligated to redeem all outstanding subordinated debentures. The Company also had outstanding indebtedness related to the Microtel acquisition of approximately $805,000 in principal and interest as of September 30, 1997.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 30, 1996, the Company completed an initial public offering of its Class A Common Stock, with par value $0.01 (the "Offering"). The managing underwriters in the Offering were Schroder Wertheim & Co. and Montgomery Securities (the "Underwriters"). The shares of Class A Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement", registration number 333-11427). The Registration Statement was declared effective by the Securities and Exchange Commission on October 24, 1996.

The Offering terminated on October 30, 1996 after all 2,325,000 shares of Class A Common Stock registered under the Registration Statement were sold. Of the amount registered, 1,825,000 shares were sold by the Company (the "Company Shares") and 500,000 shares were sold by the original shareholders (the "Secondary Shares"). With respect to the Company Shares, the shares were sold at a price to the public of $13.50 per share for an aggregate offering price of $24,637,500. With respect to the Secondary Shares, the shares were sold at a price to the public of $13.50 per share for an aggregate offering price of $6,750,000.

From the effective date of the Registration Statement to October 30, 1996, the Company incurred estimated expenses of $3,245,816 in connection with the Offering. The following table provides a further breakdown these expenses. All of the amounts shown are estimated except the underwriting discounts and commissions. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

         Underwriting discounts and commissions                       $1,715,500
         Expenses paid to or for underwriters                             38,844
         Other expenses                                                1,491,472
                                                                      ----------
         Total Offering Expenses                                      $3,245,816
                                                                      ==========

After deducting the Offering expenses described above, net proceeds to the Company from the Offering were approximately $21,391,684. As of September 30, 1997, all of the proceeds have been invested as follows (amounts are estimated):

         Temporary investments:
                  Auction Market Preferred Investments              $ 1,000,000
                  Commercial Paper                                   12,600,000
                  Floating Rate Bonds                                 2,800,000
                  Preferred Money Market account                      2,700,000
                  General Operating accounts                          2,300,000
                                                                    -----------
         Total proceeds used                                        $21,400,000

None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         NOT APPLICABLE

ITEM 5. OTHER INFORMATION

On November 5, 1997, the Company signed a letter of intent to acquire full ownership of the successor to HSA Properties, L.L.C. ("HSA") , which owns the Hawthorn Suites brand of hotels. HSA, which is controlled by the Pritzker family business interests, is the owner of certain intellectual property and other assets pertaining to the Hawthorn Suites brand of hotels, which it currently licenses to the Company. The proposed transaction is subject to, among other things, completion of a definitive purchase agreement, clearance of the transaction in accordance with the Hart-Scott-Rodino Act, and approval by the Company's shareholders. Shareholders representing a majority of the Company's total voting power have already indicated that they will vote in favor of the transaction.

Under the proposed terms of the transaction, approximately 2.2 million shares of Class A common stock will be issued in connection with the acquisition of HSA. Upon completion of this transaction, the Company will no longer be obligated to pay franchise royalty fees in respect of the Company's 23 open Hawthorn Suites properties or future royalties on additional Hawthorn Suites properties that would have accrued to HSA. As a result, the Company's royalty income will increase by approximately $2 million on an annual basis related to the 23 open hotels, increasing further as additional properties open in the future. These additional royalties, however, will be offset, in part, by the non-cash amortization expenses related to this transaction. Upon the completion of this transaction, all restriction on the Company's ability to purchase other hotel brands will also be eliminated. Hawthorn Suites will retain its unique relationship with the Spirit Reservation System, which also operates the Hyatt Worldwide Reservations System.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)       EXHIBITS:

Exhibit
Number     Description

27.1 Financial Data Schedule for the nine months ended September 30, 1997, submitted to the Securities and Exchange Commission in electronic format.

B)       REPORTS ON FORM 8-K
During the third quarter ended September 30, 1997, the Company did not file any report on Form 8-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
U.S. FRANCHISE SYSTEMS, INC.
(Registrant)


By /s/ Michael A. Leven             By /s/ Neal K. Aronson
   --------------------                -------------------
Michael A. Leven                    Neal K. Aronson
Chairman of the Board, President    Executive Vice President, Chief Financial Officer and
and Chief Executive Officer         Director (Principal Financial and Accounting Officer)

Dated November 12, 1997

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION

27.1                       Financial Data Schedule