Form 10-K
period 1997-12-31
US FRANCHISE SYSTEMS INC
filed 1998-03-31
CIK 1020350

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ________TO__________

                        COMMISSION FILE NUMBER 0-23941
                                               =======

                          U.S. FRANCHISE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                58-2361501
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    13 CORPORATE SQUARE, SUITE 250
           ATLANTA, GEORGIA                              30329
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

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the outstanding shares of the registrant's Class A Common Stock and Class B Common Stock held by non-affiliates of the registrant was approximately $92,021,793 as of March 19, 1998. There were 12,567,194 shares of the registrant's Class A Common Stock and 2,707,919 shares of the registrant's Class B Common Stock outstanding as of March 19, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 22, 1998 are incorporated by reference in response to Part III of this Report.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of U.S. Franchise Systems, Inc. (the "Company") and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition in the lodging and franchising industries; success of acquisitions and operating initiatives; management of growth; dependence on senior management; brand awareness; general risks of the lodging and franchising industries; development risk; risk relating to the availability of financing for franchisees; the existence or absence of adverse publicity; changes in business strategy or development plan; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; construction schedules; the costs and other effects of legal and administrative proceedings; and other factors referenced in this Form 10-K. The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS.

     Certain statements under this caption "Business" constitute
"forward-looking statements" under the Reform Act. See "Special Note Regarding Forward-Looking Statements."

     On March 12, 1998, the Company completed a series of transactions which enabled it to acquire the entire interest in the Hawthorn Suites brand of hotels. The transaction (the "Merger") was structured as a reverse acquisition, whereby U.S. Franchise Systems, Inc. ("USFS") was merged into USFS Hawthorn, Inc., a Delaware corporation incorporated on November 26, 1997 ("USH"). Pursuant to an Agreement and Plan of Merger dated as of December 9, 1997 by and between USFS and USH (the "Merger Agreement"), immediately following consummation of the Merger, USH changed its name to U.S. Franchise Systems, Inc. ("the Company"). See "-- Recent Developments -- Hawthorn Acquisition." The term "the Company" when used herein, refers to USFS before the Merger, and, following completion of the Merger, to USH as the surviving corporation in the Merger and as the successor to the business of USFS.

GENERAL

     USFS was formed in August 1995 to acquire, market and service well-positioned brands with potential for rapid unit growth primarily through franchising. The Company's initial brands, which are in the lodging industry, are the Microtel and Hawthorn Suites brands. The Company acquired the rights to these brands because of their potential for significant growth, which reflects, among other things, their potential profitability for franchisees at the property level and their positions in attractive segments of the lodging industry.

     At the time of acquisition of the Microtel brand in October 1995, there were twenty-seven hotels open or under development, consisting of twenty-three that were open and four that were under construction. As of December 31, 1997, the brand had 369 hotels open or under development, consisting of sixty-four that were open, fifty-two that were under construction and 253 for which franchise agreements had been executed but that were not under construction. In addition, as of December 31, 1997, the Company had accepted applications from prospective franchisees for an additional seventy-seven franchises. The hotels open or under development or for which franchise applications had been accepted expands the number of states in which Microtel hotels are or may be located from ten in 1995 to forty-eight as of December 31, 1997. Based upon the Company's limited historical experience to date, there can be no assurances that hotels under development or for which applications have been accepted will result in open hotels.

     At the time of the acquisition of the exclusive worldwide franchise rights to the Hawthorn Suites brand in March 1996, there were eighteen Hawthorn hotels open or under development, consisting of seventeen that were open and one that was under construction. As of December 31, 1997, the brand had ninety-four hotels open or under development, consisting of twenty-six that were open, fourteen under construction and fifty-four for which franchise agreements had been executed but that were not under construction. In addition, the Company had accepted applications from prospective franchisees for an additional seventeen franchises. Based upon the Company's limited historical experience to date, there can be no assurances that hotels under development or for which applications have been accepted will result in open hotels.

     As a franchisor, the Company licenses the use of its brand names to independent hotel owners and operators (i.e., franchisees). The Company provides its franchisees with a variety of benefits and services designed to
(i) decrease the development costs, (ii) shorten the time frame and reduce the complexity of the construction process and (iii) increase the occupancy rates, revenues and profitability of the franchised properties. The Company offers prospective franchisees access to financing, a business format, design and construction assistance (including architectural plans), quality standards, training programs, national reservations systems, national and local advertising and promotional campaigns and volume purchasing discounts.

     During the year ended December 31, 1997, approximately 41% of the Company's revenues were derived from franchise royalty fees and franchise application fees, approximately 49% from reservation and marketing fees and approximately 10% from various fees and other revenues including from the Company's own lending or investment, or from third-party financing arranged by the Company for its franchisees. In addition, the Company in the future may acquire ownership interests in hotel and other properties in brands that it franchises or otherwise may operate franchised or other properties pursuant to management contracts under which it would receive a management fee. The Company currently owns three Microtel properties under development which it expects to sell after completion. However, no assurances can be given that such sales will take place. The Company currently leases, as tenant, one open Microtel property, which it intends to assign to a suitable tenant, but no assurances can be given that such assignment will occur. The Company also receives cash from its franchisees in the form of application fees, which are recognized as revenue only upon the opening of the underlying hotels.

     The Company was incorporated in November 1997 for purposes of effecting the Merger. See "-- Recent Developments -- Hawthorn Acquisition." The Company's predecessor, USFS, was incorporated in Delaware in August 1995. The Company's executive offices are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329 and its telephone number is (404) 321-4045.

RECENT DEVELOPMENTS

     Hawthorn Acquisition. On March 12, 1998, the Company completed a series of transactions which enabled it to acquire the entire interest in the Hawthorn Suites brand of hotels. The transaction was structured as a reverse acquisition, whereby USFS was merged with and into USH. In the Merger, each share of Class A Common Stock, par value $.01 per share of USFS (the "USFS Class A Common Stock"), and Class B Common Stock, par value $.01 per share, of USFS (the "USFS Class B Common Stock" and, together with the USFS Class A Common Stock, the "USFS Common Stock") issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive one share of Class A Common Stock, par value $.01 per share, of the Company ("Class A Common Stock") or Class B Common Stock, par value $.01 per share of the Company (the "Class B Common Stock" and together with the Class A Common Stock, collectively, the "Company Common Stock"), respectively. Pursuant to the Merger Agreement, immediately following consummation of the Merger, USH changed its name to "U.S. Franchise Systems, Inc." USH was the surviving corporation in the Merger and succeeded to the business of USFS. Prior to the Merger, Hawthorn Suites Associates, an Illinois joint venture ("HSA") and HSA Properties, Inc., a Delaware corporation ("HPI"), collectively owned 99% of the membership interest in HSA Properties, L.L.C., a Delaware limited liability company ("HSA LLC"), which owned all of the trademarks, copyrights and other intellectual property related to the Hawthorn Suites brand of hotels. Pursuant to a Contribution Agreement dated as of December 9, 1997, by and among HSA, HPI, USH and USFS, immediately prior to the Merger, all of HSA's and HPI's respective membership interests in HSA LLC were transferred to USH, in a transaction whereby (i) HSA was issued 2,119,775 shares of Class A Common Stock of USH, and
(ii) HPI was issued 22,447 shares of Class A Common Stock. Since the remaining 1% membership interest in HSA LLC was owned by USFS, following the Merger, HSA LLC became a wholly owned subsidiary of the Company.

     As a result of the Merger of USFS into USH, HSA and HPI collectively own approximately 15.04% of the outstanding shares of Company Common Stock, representing approximately 5.68% of the voting power of the outstanding shares of Company Common Stock, while the former shareholders of USFS own approximately 84.96% of the outstanding shares of Company Common Stock, representing approximately 94.32% of the voting power of the outstanding shares of Company Common Stock. Company Common Stock is identical to USFS Common Stock in all respects, including voting rights, dividend and liquidation participation, pre-emptive rights and conversion rights and restrictions.

     Prior to the merger, USFS and HSA LLC were parties to the Master Franchise Agreement, dated as of March 27, 1996 (the "Hawthorn Acquisition Agreement"), pursuant to which USFS had acquired the exclusive, worldwide rights to franchise and to control the development and operation of the Hawthorn Suites brand of hotels. The Hawthorn Acquisition Agreement required that a percentage of royalties received by the Company from the franchising of Hawthorn Suites hotels be remitted to HSA LLC and also contained certain restrictions on the Company's operations and imposed standards relating to the development of the Hawthorn Suites brand of hotels. Accordingly, the acquisition of the remaining 99% interest in HSA LLC, pursuant to the Merger and related transactions, eliminated these provisions.

     The Company considered the following primary reasons for entering into the Hawthorn transaction: (i) accretive earnings to the Company because future royalty payments to the HSA LLC are eliminated, (ii) the elimination of certain restrictions on the Company's ability to purchase and franchise certain other lodging brands, and (iii) the simplification of the Company's royalty structure.

     Best Inns Acquisition. On December 15, 1997 the Company signed a definitive agreement with the seller (the "Seller") to acquire the exclusive worldwide franchise rights to the Best Inns and Best Suites of America hotel brands (collectively "Best" hotels). In addition, the Company will acquire the assets of the company that provides fee-based management services to twenty-eight existing Best hotels. Immediately following the proposed transaction, the Company will assume, or enter into, franchise agreements for each of the thirty-four existing Best properties and management agreements for twenty-eight existing Best properties. In connection with this acquisition, the Company expects to complete the following transactions with Highend Hospitality Partners, LLC (the "Third Party Buyer"), if the Third Party Buyer agrees to acquire from the Seller seventeen Best hotels, although the Company and the Third Party Buyer have not yet entered into definitive documentation: (i) the Company expects to make a $5,000,000 subordinated loan at an interest rate of 12% per annum to, or a $5,000,000 equity investment in, the Third Party Buyer,
(ii) the Company expects to issue to the Third Party Buyer 200,000 shares of Class A Common Stock of the Company at a cash price per share equal to $8.00 (the closing price of the Company's Class A Common Stock on December 15, 1997), and (iii) the Company expects to issue an additional 150,000 shares of Class A Common Stock (or Company Class A Common Stock, as the case may be) to the Third Party Buyer for no additional cash consideration, making its total holdings an aggregate of 350,000 shares of Class A Common Stock of the Company. The Company expects to issue such additional shares in lieu of issuing, as originally requested by the Third Party Buyer, a warrant to acquire a greater number of shares of Class A Common Stock of the Company. No officer, director or, to the best of the Company's knowledge, 5% or greater shareholder of the Company is a partner, officer or director of the Third Party Buyer. The Company expects to extend the loan to, or make the investment in, the Third Party Buyer and to issue the shares to the Third Party Buyer in order to induce it to purchase from the Seller seventeen of the existing Best hotels, which is a condition to the Company's ability to acquire the assets it proposes to acquire in the transaction. The Seller has imposed this condition because it wishes to sell all of its Best hotels assets, but the Company wished only to purchase the franchise rights and management service company assets. The transaction is subject to the Company's completion to its satisfaction of its due diligence review, the execution and delivery of definitive documentation by the Company and the Third Party Buyer, and other customary conditions and no assurances can be made that the transaction will be completed or that it will be completed on the foregoing terms.

     Establishment of Development Fund. On March 17, 1998, NorthStar Constellation, LLC (together with its affiliates, "NorthStar"), Lubert-Adler Real Estate Opportunity Funds (together with its affiliates, "Lubert-Adler") and Constellation Equity Corp., an entity controlled by NorthStar ("Constellation"), formed Constellation Development Fund (the "Development Fund"). The Development Fund was established, in part, to provide capital that will allow the Company to extend its Microtel Inn and Hawthorn Suites brands into high visibility, difficult to develop areas by providing debt and equity financing to selected local developers. Management believes that the addition of these locations will help increase the Company's brand awareness, both with potential builders and with hotel guests. NorthStar, Lubert-Adler and Constellation will contribute to the Development Fund equity totaling $50 million, and will arrange debt financing for an additional $50 million in the form of a senior credit facility with a commercial bank. The Development Fund is expected to fund the construction of 20 to 25 Microtel Inns or Hawthorn Suites hotels over the next eighteen months, and is currently in the process of reviewing five projects requesting debt and equity commitments totaling approximately $22 million.

     In connection with the establishment of the Development Fund, the Company has made a $10 million loan to Constellation, which will use the funds to make a subordinated investment in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. The Company will also be paid $3.5 million over the next five years to manage the Development Fund.

     In connection with the establishment of the Development Fund, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.6 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable on a pro-rata basis within eighteen months of the commitment of the Development Fund's capital at a price of $11.25 per share. The closing price of the Class A Common Stock on March 17, 1998, as reported on The Nasdaq National Market, was $13.00 per share. In addition, David T. Hamamoto was elected to the Board of Directors of the Company. Mr. Hamamoto is the Co-Chief Executive Officer of NorthStar. Dean Adler, a director of the Company, serves as a manager of Lubert-Adler. In addition, Mr. Adler, along with Mr. Hamamoto and Neal Aronson, the Executive Vice President and a director of the Company, serve as managers of the Development Fund.

BUSINESS STRATEGY

     The Company's business strategy is to: (i) rapidly increase the number of open Microtel and Hawthorn Suites hotels, (ii) operate its administrative and franchisee support departments in order to maximize the operating leverage inherent in the franchising business and (iii) acquire additional lodging or other service-oriented brands that provide attractive unit economics to franchisees and significant growth opportunities for the Company. To successfully accomplish the growth strategy, the responsibilities of the Company's franchise service personnel include, among other things, supporting franchisees in their efforts to develop, construct and open hotels. For example, the Company's franchise services department reviews site plans and construction drawings and aids franchisees in the areas of public relations, marketing, finance, national accounts purchasing and training. The Company also, from time to time, may make loans and/or equity investments in certain hotels in order to assist a franchisee with its financing needs. The Company expects to use its existing cash balance to fund these activities during 1998.

     Additionally, the Company intends to continually examine acquisition opportunities that have the potential to expand its portfolio of franchised brands both inside and outside of the lodging industry. No assurances can be made, however, that the Company will consummate any acquisitions. Such acquisitions would be financed through combinations of the Company's cash reserves, the issuance of equity securities and/or debt financing provided by third party lenders, although there can be no assurances that financing would be available on terms acceptable to the Company or at all.

     In addition, the Company, from time to time, may acquire ownership interests in properties, certain of which may operate under brands franchised by the Company and may in the future enter into management contracts to operate properties, certain of which may be franchised by the Company.

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

     Lodging Industry. The lodging industry has traditionally been divided into five segments, each of which is identified by the average daily room rate generally charged by hotel operators in the segment (the "ADR"). These categories include, in descending order of ADR, luxury, upscale, mid-price, economy and budget. Hotels are further segmented into limited-service and full-service, depending on the degree of food and beverage and other services offered, and hotels are also segmented into transient hotels, which serve short-term guests, and extended-stay hotels, which serve guests on multiple night or multiple week stays. The Company's franchised properties operate in the budget and economy segments of the limited-service sectors through its Microtel brand, the upscale segment of the extended-stay and transient suite sectors through its Hawthorn Suites brand and the mid-priced segment through its Hawthorn Suites LTD brand.

THE COMPANY'S LODGING FRANCHISE SYSTEMS

     Microtel. Microtels include three types of properties: Microtel Inns, which have single and double rooms; Microtel Suites, which are all-suite properties; and Microtel Inn & Suites, which contain singles, doubles, and suites. All Microtels, which had an average daily room rate for the year ended December 31, 1997 of approximately $40.69, operate in the budget or economy segments of the lodging industry, which are the lowest priced segments in the industry. Microtels are distinctively styled hotels with a residential look that offer travelers an attractive and consistent appearance, clean, comfortable rooms and the safety of interior corridor room access, all for a competitive room rate.

     Microtels feature a distinctive architectural design that minimizes construction costs and maintenance expenses through smaller room sizes, limited common areas, smaller land requirements and built-in standardized furniture, all of which enable franchisees to own and operate a Microtel at a lower cost. These lower costs may reduce a franchisee's equity investment and may broaden its debt financing alternatives, thereby expanding the appeal of the Microtel brand to prospective franchisees. There is no minimum capital requirement for new franchises. Each franchise application is reviewed on an individual basis.

     Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:


                                                     MICROTEL FRANCHISE DATA

                                           AS OF                AS OF               AS OF
                                     DECEMBER 31, 1997*   DECEMBER 31, 1996   DECEMBER 31, 1995
                                     ------------------   -----------------   -----------------
 Hotels Open......................                   64                  28                  23
 Hotels Under Development:
    Executed, Under Constr........                   52                  25                   4
    Executed, not Under Constr....                  253                 168                   3
                                                    ---                 ---                  --
 Total Under Development..........                  305                 193                   7
 Applications Accepted............                   77                  82                  12
                                                    ---                 ---                  --
 Total Under Develop. and
    Accepted Applications.........                  382                 275                  19
 Total Open, Under Develop. and
    Accepted Applications.........                  446                 303                  42


-------------------------
* The Company will not receive royalties from twenty-eight of the sixty-four open hotels as of December 31, 1997 (it does and will receive marketing and reservation fees from the franchisees of these properties). The Company will not receive royalties from five of the 253 executed but not under construction locations when and if opened. All of the properties currently under construction will pay royalties to the Company. All of the seventy-seven accepted applications falls into the royalty paying category. There can be no assurances that hotels under development or for which applications have been accepted will result in open hotels.


                                                          MICROTEL INNS AND SUITES
                                                   ANALYSIS OF ADR, OCCUPANCY, AND REVPAR*
                                                   YEARS ENDED DECEMBER 31, 1997 AND 1996

                                     YEAR ENDED DECEMBER 31, 1997                     YEAR ENDED DECEMBER 31, 1996
                                -------------------------------------                 -------------------------------
                                AVERAGE    AVERAGE     AVERAGE    REVENUE     AVERAGE      AVERAGE    AVERAGE    REVENUE
                                NUMBER    OCCUPANCY     DAILY       PER       NUMBER      OCCUPANCY    DAILY       PER
                                  OF      ---------     RATE     AVAILABLE      OF        ---------    RATE      AVAILABLE
                                 ROOMS                 -------     ROOM        ROOMS                  -------      ROOM
                                -------                          ---------    -------                            ---------
South East(1)................      96        69.5%      $42.71     $29.70         96          68.2%     $41.09      $28.01
North Central(2).............      96        67.7%      $38.02     $25.73         96          70.3%     $37.33      $26.26
South Central(3).............     100        66.6%      $37.87     $25.22        100          65.9%     $36.55      $24.08
North East(4)................     100        74.0%      $38.23     $28.27        100          73.1%     $37.34      $27.28
Total........................      99        69.9%      $39.22     $27.42         99          69.4%     $37.91      $26.31

---------------------

*    Data presented is for twenty-seven properties open more than one year.
(1) Consists of a total of seven properties located in Georgia, North Carolina and West Virginia.
(2)  Consists of a total of two properties located in Ohio.
(3) Consists of a total of nine properties located in Alabama, Kentucky, Tennessee and Texas.
(4) Consists of a total of nine properties located in New York and Pennsylvania.

     Hawthorn Suites. As an upscale, extended-stay hotel, Hawthorn Suites provide the traveler with the convenience of a hotel and the amenities typically found in an apartment. Hawthorn Suites' hotel rooms contain full-service kitchens with appliances, cookware and utensils, video cassette players, modem ports, exercise facilities and valet service. Hawthorn Suites hotels also offer a hot breakfast buffet every morning and guests are invited to an evening social hour held four times a week. A center courtyard, an outdoor pool, a multi-use sport court, a barbecue area and a retail store selling sundry and meal items, snacks and beverages, will also be part of newly constructed Hawthorn Suites hotels. There is no minimum capital requirement for new franchises. Each franchise application is reviewed on an individual basis.

     In addition to participating in the upscale, extended-stay segment through its Hawthorn Suites brand, the Company also franchises Hawthorn Suites LTD, a mid-price, all suites hotel brand that is designed to meet the needs of both extended-stay and transient guests. Hawthorn Suites LTD targets development costs and average daily rates approximately 20% below those for Hawthorn Suites hotels.

     Hotels that are part of the Hawthorn Suites system use the Spirit Reservation System ("Spirit"). Spirit is operated under contract with Hyatt Hotels Corporation ("Hyatt") by CSC Outsourcing, Inc. ("CSC") and Sabre Technology Solutions ("Sabre"). Spirit receives and processes calls made to a toll-free number dedicated to Hawthorn Suites. The Spirit system is directly linked by computer to all Hawthorn Suites hotels. Spirit also currently operates the reservations system for Hyatt hotels. Hyatt manages the voice and Global Distribution System ("GDS") reservation activities for both Hawthorn Suites and Hyatt through the Spirit Reservation Center located in Omaha, Nebraska. Persons calling the Hyatt toll-free number who experience a sold out Hyatt or no Hyatt in their desired market are automatically referred to the nearest Hawthorn Suites hotel. There can be no assurance, however, that CSC and Sabre will continue to service the Hawthorn Suites' reservation needs in the future.

     The extended-stay segment, targeting travelers staying five or more consecutive nights, is a growing segment of the lodging industry, as travelers demand better value and environments that feel more like home. Corporate downsizing has resulted in an increased need for consultants, long-term project work and growth in corporate training programs. Moreover, with extensive corporate relocations each year, more people are away from home on longer trips. Leisure and vacation travelers are also discovering the value of extended-stay hotels. Due to the longer average stay of the extended-stay guest and lower guest turnover, operators of extended-stay hotels enjoy reduced staffing needs, both at the front desk and in housekeeping, relative to operators of transient hotels. At the same time, reduced guest turnover contributes to lower supply costs, as hotel operators are not required to replenish amenities such as soap and shampoo on a daily basis.


                                                                           HAWTHORN FRANCHISE DATA

                                                               AS OF               AS OF                AS OF
                                                         DECEMBER 31, 1997*  DECEMBER 31, 1996   MARCH 31, 1996**
                                                         ------------------  -----------------   ----------------
Hotels Open.........................................                     26                 19                 17
Hotels Under Development:
  Executed, Under Constr............................                     14                  2                  0
  Executed, not Under Constr........................                     54                 17                  0
                                                                        ---                ---                 --
Total Under Development.............................                     68                 19                  0
Applications Accepted...............................                     17                 14                  0
                                                                        ---                ---                 --
  Total Under Develop. and Applications Accepted....                     85                 33                  0
Total Open, Under Develop. And Applications                             111                 52                 17
Accepted

------------------------------
* The Company will not receive royalties from nineteen of twenty-six open hotels as of December 31, 1997 (it does and will receive marketing and reservation fees from the franchisees of these properties). There can be no assurances the hotels under development or for which applications have been accepted will result in open hotels. (As a result of the Hawthorn acquisition, the Company will receive the royalties from these hotels commencing on March 12, 1998. See "Item 1. Business - Recent Developments
     - Hawthorn Acquisition)

** The Hawthorn Suites brand was not franchised by the Company until March 27, 1996.

                                           HAWTHORN SUITES ANALYSIS OF ADR, OCCUPANCY AND REVPAR*
                                                   YEARS ENDED DECEMBER 31, 1997 AND 1996

                                    YEAR ENDED DECEMBER 31, 1997                    YEAR ENDED DECEMBER 31, 1996
                                ------------------------------------                --------------------------------

                               AVERAGE     AVERAGE     AVERAGE    REVENUE    AVERAGE      AVERAGE     AVERAGE    REVENUE
                               NUMBER     OCCUPANCY     DAILY      PER       NUMBER      OCCUPANCY     DAILY       PER
                                 OF       ---------     RATE     AVAILABLE     OF        ---------     RATE     AVAILABLE
                                ROOMS                   ----       ROOM       ROOMS                    ----        ROOM
                                -----                              ----       -----                                ----

South East(1)................    178         71.4%      $92.85     $66.34       178          76.0%      $92.88      $70.58
North Central(2).............    118         80.7%      $85.17     $68.69       118          81.2%      $82.32      $66.85
South Central(3).............    111         76.6%      $75.84     $58.08       111          75.6%      $75.47      $57.05
North East(4)................    151         68.0%      $75.69     $51.44       151          76.1%      $72.63      $55.25
West(5)......................    113         78.6%      $93.66     $73.66       113          70.9%      $81.98      $58.16
Total........................    129         75.3%      $83.64     $63.02       129          76.3%      $81.40      $62.11

-------------------------

*    Data presented is for nineteen properties open more than one year.
(1) Consists of a total of four properties located in Florida, Georgia, North Carolina and South Carolina.
(2) Consists of a total of three properties located in Illinois, Minnesota and Nebraska.
(3)  Consists of a total of nine properties located in Oklahoma and Texas.
(4)  Consists of a total of one property located in Pennsylvania.
(5)  Consists of a total of two properties in Washington.

OPERATIONS

     The following departments of the Company are responsible for identifying potential franchisees and locations, obtaining franchise applications, executing franchise agreements, assisting franchisees in building and opening properties and providing ongoing support, training and services:

     Franchise Sales. The Company employs a national franchise sales force consisting of thirty-nine people. The primary objectives of the Company's franchise sales strategy are to identify potential franchisees and possible locations for each of the Company's brands and to create an awareness and general acceptance of its products with numerous participants in the hospitality industry, including hotel owners, lodging consultants, vendors, operators, and educational institutions. The sales force seeks to achieve these objectives through the implementation of a multi-faceted sales strategy, which includes cold calling, telemarketing, direct mail, trade advertising and public relations. The compensation program is structured so that each franchise salesperson is expected to earn at least 50% of his or her annual income in sales commissions.

     Design and Construction. The Company's design and construction department provides development expertise in the disciplines associated with new construction and renovation, with emphasis on low development costs, low maintenance expense, quality construction and profit maximization for its franchisees. The Company provides detailed architectural plans, CAD-CAM computer files, specifications, system standards and manuals, and makes the services of the department available to franchisees at various stages of the development process. In addition, in order to maintain consistent product quality and brand identity, the design and construction department reviews, among other things, the architectural plans of Microtel and Hawthorn Suites franchisees.

     Quality Assurance. Franchise quality control is accomplished through inspections prior to a franchisee's entry into the system and on an ongoing basis. Quality assurance programs promote uniform standards throughout each of the Company's franchise systems. The Company inspects each property two times per year. Hotels that fail to meet certain franchise standards are notified and are generally given 30 days to either correct the conditions that led to the failure or to implement a plan to correct the failure. If they do not correct the deficiencies, the Company can terminate the license. Since the Company acquired the Microtel brand, two properties have been terminated from the Microtel system due to quality deficiencies.

     Marketing. Among the franchise community, the focus of the Company's marketing and advertising support is on publications that target the hospitality industry, direct mail and attendance at industry shows. To reach consumers, franchisees are supplied with a detailed marketing guide, print advertising, local radio spots, outdoor billboard designs and rack cards. In addition, in the case of Hawthorn Suites, direct sales plays a significant role, with advertising and marketing materials targeted to travel agents, planners and buyers of extended-stay accommodations, print advertising runs in Business Travel News, and targeted human resources, training and relocation publications. Separate Microtel and Hawthorn directories are published twice annually and distributed via direct mail and to existing properties.

     In addition, Microtel's media plan is designed to reach the maximum number of travelers, garner the most impressions and give the brand a local, regional and national presence. 1997 highlights include:

                  - USA Today -- 110 insertions appeared throughout 1997 to reinforce the message, "There's Room for Everyone."

                  - The "Microtel Get To Know US Tour" was introduced as, the Company believes, the hospitality industry's first replica on wheels to include full-size models of the chain's single, double and suite accommodations. The sixty-foot trailer on wheels covers the U.S. to give franchisees' local customer base a look inside a Microtel before it is actually built.

                  - Truckside Advertising -- Microtel uses this innovative moving billboard concept on sixteen trucks traveling thirty-four interstate highways through twenty-four states, to reach travelers every month.

                  - AAA Tour Books -- an official appointment ran for every open Microtel in these trade books. In 1998, Microtel expects to advertise on the prominent inside front cover of the AAA Triple-A Road Atlas.

                  - The Internet -- Microtel's web site at www.microtelinn.com includes its "Travelers Disability Survey" plus the "Micro PI Game." In addition, consumers and other travel decision-makers can now make reservations for Hawthorn Suites at www.hawthorn.com. Both sites offer visitors a full directory of property listings with information and maps for every location.

     Public Relations. A targeted public relations program supports marketing and franchise sales efforts by promoting awareness of the Company as the Company becomes a more significant participant in the lodging industry. The public relations department works with all facets of the corporate organization, from sales and franchise services to design and construction to the franchisees themselves to establish the Company in the industry and in the minds of consumers.

     The Company's public relations efforts focus on the lodging industry trade publications. The Company works closely with such publications as Hotel Business, Hotel & Motel Management, Lodging, Lodging Hospitality, Business Travel News, The Cornell Quarterly, AAHOA (the magazine dedicated to Asian

American hoteliers) and Franchise Times. Such outlets communicate the Company's news to the lodging community and to the many top name travel writers and newspaper journalists who read the trades regularly as well. In 1997, trade publications have covered many facets of the Company's rapid growth, including the opening of its 50th hotel, the debut of the brand extension, Hawthorn Suites LTD., "FIRST" (the Company's new central reservations system, initially intended to support the Microtel brand and any other brands of the Company not supported by Spirit), the expansion of its sales staff, its international expansion, its presence at airports around the country, and the Company's second anniversary celebration. The Company has reached traveling consumers via advertisements or news stories in The Wall Street Journal, and USA Today's "Business Travel Today" column. No less important have been the Company's placements at the local level, where daily and business publications report on individual property ground breaks and grand openings.

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

     Purchasing. The Company provides its franchisees with volume purchasing discounts for certain products, services, furnishings, and equipment used in construction and ongoing operations. The Company has established relationships with vendors to the lodging industry and negotiates discounts for purchases by its customers. In certain cases, the Company receives payments from the vendors as well. Currently, the Company does not maintain inventory, directly supply any of the products, or extend credit to franchisees for such purchases.

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

     The Company's current standard agreements are for twenty-year terms for new construction properties and ten-year terms for conversion properties (in the case of Hawthorn Suites only). The standard franchise agreements generally require franchisees to satisfy certain development milestones, including a requirement that construction begin within six to nine months of execution of the franchise agreement, although generally there exists a thirty-day cure period. Franchisees are required to pay royalty fees to the Company based upon the gross room revenues of the franchised hotel during the term of the agreement and an application fee. Franchise application fees are non-refundable and are generally collected from potential franchisees upon submission of their application.

     Franchise fees are comprised of two components: a royalty portion and a reservation and marketing portion, both of which are based upon a percentage of the franchisee's gross room revenues. The royalty portion of the franchise fee is intended to cover the operating expenses of the franchisor, such as costs incurred in providing quality assurance, administrative support and other franchise services, and to provide the Company with operating profits. The reservation and marketing portion of the franchise fee is intended to reimburse the Company for the expenses associated with providing such franchise services as a reservation system, national advertising and certain promotional programs. Marketing and reservation fees do not produce any profit (and could result in a loss) for the Company, but mitigate a significant cost of business for franchisees and are an important consideration for potential franchisees when evaluating competing brands. The Company does not currently receive royalty fees from those Microtel hotels that were open or under development at the time the Company acquired the right to franchise the brand. The Company does, however, receive reservation and marketing fees from the franchisees of these properties.

     The terms of the Company's current standard forms of franchise agreements state that, by year of operation, franchisees are required to pay the following ongoing royalty fees and reservation and marketing fees (each, as a percentage of gross room revenues), although the actual fees may vary:


                                                                                    MICROTEL           HAWTHORN
                                                                                    --------           --------
SUITES
------
FRANCHISE ROYALTY FEES
----------------------
    Year 1.................................................................              4.0%              5.0%
    Year 2.................................................................              5.0%              5.0%
    Year 3 and thereafter..................................................              6.0%              5.0%
RESERVATION AND MARKETING FEES
------------------------------
    Year 1.................................................................              3.0%              2.5%
    Year 2.................................................................              2.5%              2.5%
    Year 3 and thereafter..................................................              2.0%              2.5%
TOTAL FRANCHISE FEES
--------------------
    Year 1.................................................................              7.0%              7.5%
    Year 2.................................................................              7.5%              7.5%
    Year 3 and thereafter..................................................              8.0%              7.5%

     During the first quarter of 1996, when the Company began its full-time franchise sales efforts, prospective Microtel franchisees were offered a three month royalty-free period during year one as an inducement to join the Company's franchise system. The Company is no longer offering this discount and currently has no intention to do so in the future. With respect to Hawthorn Suites, a wide range of incentives have been offered to various franchisees, although no assurances can be given that such incentives will be offered in the future. With respect to both Microtel and Hawthorn Suites, the Company also has agreed in certain situations to dedicate a portion of a particular franchisee's marketing fees to local (as opposed to national) promotion of the applicable brand.

     The Company believes that it has a franchisee-friendly franchise agreement, making the Company's franchises more attractive to potential franchisees without sacrificing the protection typically afforded to franchisors under franchise agreements. The Company's standard form of franchise agreement is terminable by the Company if the franchisee fails to maintain certain quality standards or to pay royalties, reservation and marketing fees or other charges. In the event of termination, the Company is generally entitled to liquidated damages.

ACQUISITION OF THE MICROTEL AND HAWTHORN SUITES SYSTEMS

     Microtel Acquisition. On September 7, 1995, the Company entered into the Microtel Acquisition Agreement with Hudson, a public company then called Microtel Franchise and Development Corporation, to acquire the exclusive worldwide franchising rights and operating assets of the Microtel hotel system (the "Microtel Acquisition"). The purchase price for these franchise rights and operating assets was $3,037,000, of which the Company paid $1,600,000 at the closing on October 5, 1995 and agreed to pay a total of $1,437,000 plus interest at 10% over the following three years (for a total payment of approximately $1,700,000). In addition, royalties are payable to Hudson, as described below, for the right to all trade names, trademarks, service marks and other intellectual property used in connection with the Microtel business, including the Microtel name (the "Proprietary Marks").

     The operating assets of the Microtel system acquired from Hudson included
(i) all prototype architectural plans and designs used in connection with the Microtel business and (ii) the Microtel reservation referral system, directories, manuals and marketing materials.

     Pursuant to the Microtel Acquisition, the Company also acquired Hudson's rights under then existing Microtel franchising agreements relating to the twenty-seven Microtels open or under development at the time of the acquisition. Although the Company acquired the existing franchises from Hudson and is obligated to fulfill all the obligations of the franchisor thereunder, Hudson retained the right to receive all franchise royalties and franchise renewal fees payable by the existing franchisees under such agreements. The Microtel Acquisition Agreement does, however, permit the Company to retain any reservation and marketing fees (which do not result in any profit, and could result in a loss, to the Company) and any other one-time or non-recurring fees or charges payable to the franchisor under the applicable franchise agreement such as those relating to the initial placement, substitution, amendment, organization, termination or transfer of the franchise.

     The Microtel Acquisition Agreement also grants Hudson the right to retain franchise fees and royalty payments from a total of fifty Microtels and an additional ten Microtel all-suites hotels provided Hudson, its affiliates or such other persons own and operate the hotels covered by such franchises. In addition to the twenty-seven existing hotels either open or under construction as of October 5, 1995, Hudson, its affiliates and certain other persons had the right to acquire from the Company up to an additional twenty-three Microtel hotel franchises and up to an additional ten Microtel all-suites hotels. As of December 31, 1997, two of the original twenty-seven agreements had been terminated and three additional agreements had been executed and opened. Thus, the Company will not receive royalties from twenty-eight open hotels and Hudson currently retains the right to acquire an additional twenty-two Microtel franchises and ten additional Microtel all-suite hotels. As of December 31, 1997, five of these additional twenty-two Microtel franchise agreements have been executed, but none of the properties subject thereto are currently under construction.

     In consideration for the transfer of the Proprietary Marks, the Microtel Acquisition Agreement provides that, for each new Microtel or Microtel all-suites hotel (collectively, the "Microtel Properties") opened after the closing of the Microtel Acquisition, other than the additional franchises referred to in the preceding paragraph, the Company is required to pay monthly royalties in cash to Hudson as follows: 1.0% of the "revenues subject to royalties" on the first 100 Microtels Properties opened after the closing, 0.75% of such revenues for the next 150 Microtels Properties opened, and 0.50% of such revenues for each Microtel Property opened after the first 250 have opened. "Revenues subject to royalties" generally are those payable by the franchisees to the Company based on gross room revenues, as well as other royalty payments payable by such franchisees under the applicable franchise agreement. The Company is entitled to all other fees (other than termination fees, which must be shared with Hudson) payable by the Microtel franchisees, including the franchise application fees, all of the remaining royalties, reservation and marketing fees and fees applicable to any financing arranged through the Company.

     The Microtel Acquisition Agreement requires the Company to satisfy a development schedule, which requires that new Microtel Properties be opened or under construction in the following numbers, on a cumulative basis, by December of each of the following years:


                                                                                                 NUMBER OF
               YEAR                                                                       MICROTEL PROPERTIES(*)
               ----                                                                       ----------------------
               1997...................................................................               50
               1998...................................................................              100
               1999...................................................................              175
               2000...................................................................              250

* Excludes the twenty-eight open Microtel Properties not currently paying royalties to the Company and the additional twenty-two Microtel Properties and ten Microtel all-suite hotels that are currently entitled to be franchised without the payment of royalties to the Company pursuant to the Microtel Acquisition Agreement. As of December 31, 1997, five franchise agreements with respect to these additional properties had been executed.

     Under the Microtel Acquisition Agreement, the development schedule is deemed to have been complied with unless such schedule has not been met for two consecutive years (including 1996, where applicable). That is, the Company will not violate its development obligations under the Microtel Acquisition Agreement unless it has failed to meet the targets for two consecutive years. If, however, at the end of any two year period, at least 75% (but less than 100%) of the number of Microtel Properties scheduled to have been opened by such date have been opened, the Microtel Acquisition Agreement permits the Company to cure the default by paying a fee of $1 million. Upon such payment, the Company will be deemed to have fully complied with the development schedule for such two year period (including determination of whether it complied with such schedule in future periods).

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

     Also, in connection with the Microtel Acquisition, Hudson agreed to provide consulting services to the Company over the three-year period beginning October 5, 1995, for which the Company agreed to pay Hudson a total of $700,000 ($400,000 of which was paid at the closing of the Microtel Acquisition). The Company also received warrants to purchase 100,000 common shares of Hudson at an exercise price of $8.375 per share, none of which have been exercised. The warrants expire on September 1, 2000.

     Hawthorn Acquisition. On March 27, 1996, the Company entered into the Hawthorn Acquisition Agreement with HSA LLC, an entity indirectly controlled by trustees of trusts for the benefit of members of the Pritzker family, pursuant to which the Company acquired the exclusive rights to franchise and to control the development and operation of the Hawthorn Suites brand of hotels. At such time, all of the intellectual property related to the Hawthorn Suites brand was transferred to HSA LLC, a newly-formed Delaware limited liability company, and the Company was issued a 1% membership interest in HSA LLC to permit it to vote on certain matters related to the operation of HSA LLC. As a result of the transactions described under "-Recent Developments - Hawthorn Acquisition", HSA LLC became a wholly owned subsidiary of the Company and the Hawthorn Acquisition Agreement was terminated. As a result, the Company now has the exclusive right to franchise the Hawthorn Suites brand of hotels and to retain 100% of the royalties derived therefrom without the restrictions contained in the Hawthorn Acquisition Agreement.

COMPETITION

     Competition among national brand franchisors and smaller chains in the lodging industry to expand their franchise systems is intense. The Company believes that competition for the sale of lodging franchises is based principally upon (i) the perceived value and quality of the brand, (ii) the nature and quality of services provided to franchisees, (iii) the franchisee's view of the relationship of building or conversion costs and operating expenses to the potential for revenue and profitability during operation and upon sale, and (iv) the franchisee's ability to finance and buy or sell the property. The Company's franchisees compete for guests with franchisees of, and properties owned or operated by, other hotel chains, independent properties and owner-operated chains. The success of the Company's franchisees affects the profitability of the Company, as the Company's receipt of royalty fees under its franchise agreements is tied directly to the gross room revenues earned by its franchisees.

     In choosing a particular hotel, consumers consider differences in room rates, quality and condition of accommodations, name recognition, availability of alternative lodging (including short-term lease apartments), service levels, reputation, safety, reservation systems and location.

     Both among consumers and potential franchisees, Microtel competes with budget and economy hotels such as Comfort Inn(R), Days Inn(R), Econo Lodge(R), Fairfield Inn(R), Sleep Inn(R), Red Roof Inn(R), Budgetel Inn(R), Super 8(R), Ramada Limited(R), Motel 6(R), Jameson Inns(R), Travelodge(R), Thriftlodge(R), Knights Inn(R), Red Carpet Inn(R) and Scottish Inns(R).

     Hawthorn Suites hotels compete for consumers and/or potential franchisees with Residence Inn(R), Homewood Suites(R), Summerfield Suites(R) and Woodfin Suites(R). In the transient suites sector of the lodging industry, where the Company will be competing through its Hawthorn Suites LTD brand, the Company's principal competitors include AmeriSuites(R), Hampton Inn and Suites(R), Fairfield Suites, MainStay, Candlewood, Wingate Inn, Towne Place and Courtyard by Marriott(R), among others. Many of the Company's competitors are affiliated with larger chains with substantially more properties, greater marketing budgets and greater brand identity than the Company.

REGULATION

     The sale of franchises is regulated by various state laws, as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees, although it does not require registration of offers to prospective franchisees. The required disclosure is made through a Uniform Franchise Offering Circular ("UFOC"), which must be provided to potential franchisees at least 10 days prior to execution of a franchise agreement. A number of states require registration and disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such existing regulations, the Company cannot predict the effect of any future legislation or regulation.

     Additionally, various federal, state, and local laws and regulations may affect activities undertaken by the Company in connection with the financing of franchisees that the Company may undertake. In particular, the Company may be required to obtain a license or to register in certain states in order to underwrite or promote loans to be made by third party lenders or in the event the Company determines to make loans itself to franchisees.

EMPLOYEES

     As of December 31, 1997 the Company employed approximately eighty-seven full time and three part time persons. None of the Company's employees are represented by unions. Management considers its employee relations to be satisfactory.

TRADEMARKS AND LICENSES

     The Company owns and uses certain trademarks and service marks, including, among others, US FRANCHISE SYSTEMS, U.S. Franchise Systems, Inc., US FUNDING CORP., MICROTEL, MICROTEL with design, MICROTEL INN, MICROTEL SUITES, MICROTEL INN & SUITES, AMERICAN DREAM, AMERICAN DREAM with design, MICROTEL INN with design, MICROINN, MICROTEL INN & SUITES with design, MICROTEL SUITES with design, MICROSUITES, US TRAINING INSTITUTE with design, "FIRST THE HOTEL, THEN THE MOTEL, NOW MICROTEL" and "SAVINGS YOU CAN SLEEP ON". The Company, through its ownership of HSA LLC, also owns the marks and other intellectual property used in the Hawthorn Suites brand, including, among others, the trademarks HAWTHORN SUITES, the tree logo, HAWTHORN SUITES with the tree logo and HAWTHORN SUITES LTD. with design. The Company's rights to such trademarks and service marks will last indefinitely so long as the Company continues to use and police the marks and, with respect to registered marks, to renew filings with the applicable government agencies.

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

ITEM 2. PROPERTIES.

     The principal executive and administrative offices of the Company are located at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329. The Company currently leases a total of 12,667 square feet of office space at the foregoing address, pursuant to a lease and a sublease that expire September 30, 2000 and June 30, 1999, respectively.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is and may become party to claims and litigations that arise in the Company's normal course of business. It is the opinion of management that the outcome of any currently pending matters will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter ended December 31, 1997 to a vote of security holders of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol USFS. As of March 19, 1998, there were 86 holders of record of the Company's Class A Common Stock and 3 holders of record of the Company's Class B Common Stock. The following table shows the range of reported high and low closing prices per share of Class A Common Stock.


                    FISCAL 1996                         HIGH            LOW
                    -----------                         ----            ---
                    First quarter.....................     N/A             N/A
                    Second quarter....................     N/A             N/A
                    Third quarter.....................     N/A             N/A
                    Fourth quarter....................  $16.00          $8.625

                    FISCAL 1997                         HIGH            LOW
                    -----------                         ----            ---
                    First quarter.....................  $10.50          $7.625
                    Second quarter....................   10.25           5.00
                    Third quarter.....................   10.125          7.00
                    Fourth quarter....................   10.00           7.125

     Dividend Policy. The Company has not declared or paid any cash dividends on its Class A Common Stock or its Class B Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.

     Recent Sales of Unregistered Securities. On October 3, 1997, the Company issued 30,303 shares of Class A Common Stock to Global Resources, Inc. ("GRI") in consideration for $250,000 of the license fee payable by the Company to GRI for the licensing of certain hotel reservation software.

     The issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. The securities were acquired by the recipient thereof for investment and with no view toward the resale or distribution thereof. The offer and sale was made without any public solicitation, the certificate bears a restrictive legend and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in the transaction and no commissions were paid.

     Use of Proceeds. On October 30, 1996, the Company completed an initial public offering of its Class A Common Stock, with par value $0.01 (the "Offering"). The managing underwriters in the Offering were Schroder Wertheim & Co. and Montgomery Securities (the "Underwriters"). The shares of Class A Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement", registration number 333-11427). The Registration Statement was declared effective by the Securities and Exchange Commission on October 24, 1996.

     The Offering terminated on October 30, 1996 after all 2,325,000 shares of Class A Common Stock registered under the Registration Statement were sold. Of the amount registered, 1,825,000 shares were sold by the Company (the "Company Shares") and 500,000 shares were sold by the original shareholders (the "Secondary Shares"). With respect to the Company Shares, the shares were sold at a price to the public of $13.50 per share for an aggregate offering price of $24,637,500. With respect to the Secondary Shares, the shares were sold at a price to the public of $13.50 per share for the aggregate offering price of $6,750,000.

     From the effective date of the Registration Statement to October 30, 1996, the Company incurred estimated expenses of $3,245,816 in connection with the Offering. The following table provides a further breakdown of these expenses. All of the amounts shown are estimated except the underwriting discounts and commissions. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

      Underwriting discounts and commissions        $ 1,715,500
      Expenses paid to or for underwriters               38,844
      Other expenses                                  1,491,472
                                                    -----------
      Total Offering Expenses                       $ 3,245,816
                                                    ===========

     After deducting the Offering expenses described above, net proceeds to the Company from the Offering were approximately $21,391,684. As of December 31, 1997, all of the proceeds have been invested as follows (amounts are estimated):

      Temporary investments:
         Auction Market Preferred Investments                                      $  1,000,000
         Commercial Paper                                                             9,900,000
         Preferred Money Market account                                                 100,000
         Funding obligation under the Microtel acquisition agreement                    500,000
         Acquisition of franchise rights                                                200,000
         Participation in US Funding loans                                              400,000
         Service interest on Subordinated Debentures                                    900,000
         Investment in entities that make equity investments in hotels                1,700,000
         Acquisition of property and equipment                                        5,200,000
         General working capital                                                      1,400,000
                                                                                   ------------
      Total proceeds used                                                          $ 21,400,000
                                                                                   ============

     None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

     Presented below is selected consolidated historical financial information of the Company and its subsidiaries for the years ended December 31, 1997 and 1996 and the period from August 28, 1995 (inception) to December 31, 1995, respectively. The selected financial data has been derived from the consolidated financial statements which were audited by the Company's independent public accountants and should be read in conjunction with the Company's Consolidated Financial Statements (and the related notes and schedules thereto) included under "Item 8. Financial Statements and Supplementary Data" of this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

                                                SELECTED FINANCIAL DATA

                                                                                                     PERIOD FROM
                                                              YEAR ENDED DECEMBER 31,                AUG 28, 1995
         (in thousands, except share                 -------------------------------------------    (INCEPTION) TO
         and per share data)                                  1997                1996               DEC 31, 1995
                                                              ----                ----               ------------
         STATEMENT OF OPERATIONS DATA:
         Revenues                                             $     3,948         $       1,292        $            -
         Operating expenses                                        12,376                 8,628                 1,327
         Operating loss                                             8,428                 7,336                 1,327
         Interest income                                            1,386                   871                   195
         Interest expense                                           1,905                   126                    36
         Net loss                                                   8,947                 6,591                 1,168
         Loss applicable to common
         stockholders                                               8,947                 8,309                 1,577
         Net loss applicable to common
         stockholders per share                                      0.71                  0.75                  0.15
         Weighted avg. number of common
         shares outstanding (1)                                12,563,772            11,059,576            10,755,409
         BALANCE SHEET DATA (at period end):
         Working capital                                      $    12,144         $      28,115        $       13,265
         Total assets                                              36,351                40,105                18,072
         Total liabilities                                         32,153                 9,022                 1,845
         Redeemable Preferred Stock (2)                                 -                18,477                16,759
         Redeemable Common Stock                                      324                   330                   330
         Stockholders' equity (deficit)                             3,874                12,276                 (862)

         ---------------------------------
(1) Includes 3,128,473 shares for the period ended December 31, 1997 and 3,186,280 shares for the periods ended December 31, 1996 and 1995, of Class A Common Stock that are redeemable under certain circumstances by the Company for reasons not under the Company's control.
(2) On January 1, 1997, all the outstanding shares of Redeemable Preferred Stock were converted into $18,477,000 aggregate principal amount of 10% Subordinated Debentures due September 29, 2007 (the "Subordinated Debentures").

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

     The Company expects that its future revenues will consist primarily of (i) franchise royalty fees, (ii) franchise application fees, (iii) reservation and marketing fees, (iv) management fees, (v) various fees and other revenues from third-party financing arranged by the Company for its franchisees and (vi) payments made by vendors who supply the Company's franchisees with various products and services. The Company also receives cash from its franchisees in the form of application fees, which are recognized as revenue only upon the opening of the underlying hotels.

     Comparisons have been made between the years ended December 31, 1997 and 1996 and for the period from August 28, 1995 (inception) to December 31, 1995 for the purposes of the following discussion:

RESULTS OF OPERATIONS
FRANCHISE SALES GROWTH - Since acquiring the Microtel brand in October 1995 and establishing its sales force by January 1996, the Company has realized franchise sales growth as follows:

----------------------------------------------------------------------------------------------------------------------
MICROTEL FRANCHISE DATA                                            AS OF DEC 31,     AS OF DEC 31,    AS OF DEC 31,
(inception to date)                                                     1997             1996              1995
----------------------------------------------------------------------------------------------------------------------
Properties open (1)                                                       64                28                23

  Executed agreements & under construction(2)                             52                25                 4
  Executed franchise agreements but not under construction(3)            253               168                 3
  Accepted applications (4)                                               77                82                12
                                                                         ---               ---               ---
Total under development and accepted applications (5)                    382               275                19

----------------------------------------------------------------------------------------------------------------------
OPEN PLUS UNDER DEVELOPMENT PLUS ACCEPTED APPLICATIONS                   446               303                42
----------------------------------------------------------------------------------------------------------------------

(1) The Company does not receive royalties from twenty-eight, twenty-seven, and twenty-three hotels open as of December 31, 1997, 1996 and 1995, respectively.
(2) The Company will not receive royalties from two and four of the hotels under construction as of December 31, 1996 and 1995, respectively.
(3) The Company will not receive royalties from five and two and of the executed franchise agreements as of December 31, 1997 and 1996 respectively.
(4) The Company will not receive royalties from six and two of the franchise applications accepted as of December 31, 1996 and 1995, respectively.
(5) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.

     Since acquiring the exclusive right to franchise the Hawthorn Suites brand in March 1996 and establishing its sales force by July 1996, the Company has realized franchise sales growth as follows:

--------------------------------------------------------------------------------------------------
HAWTHORN SUITES FRANCHISE DATA                                     AS OF DEC 31,     AS OF DEC 31,
(inception to date)                                                     1997             1996
--------------------------------------------------------------------------------------------------
Properties open (1)                                                      26               19

  Executed agreements & under construction(2)                            14                2
  Executed franchise agreements but not under construction(3)            54               17
  Accepted applications (4)                                              17               14
                                                                        ---               --
Total under development and accepted applications (5)                    85               33
--------------------------------------------------------------------------------------------------
OPEN PLUS UNDER DEVELOPMENT PLUS ACCEPTED APPLICATIONS                  111               52
--------------------------------------------------------------------------------------------------

(1) The Company did not receive royalties from nineteen and eighteen hotels open as of December 31, 1997 and 1996, respectively. (As a result of the Hawthorn acquisition, the Company will receive the royalties from these hotels commencing on March 12, 1998. See "Item 1. Business - Recent Developments - Hawthorn Acquisition")

(2) The Company will receive royalties from all of the hotels under construction as of December 31, 1997 and 1996.
(3) The Company will receive royalties from all executed franchise agreements as of December 31, 1997 and 1996.
(4) The Company will receive royalties from all of the franchise applications accepted as of December 31, 1997 and 1996.
(5) There can be no assurance that properties under development or for which applications have been accepted will result in open hotels.

     The Company received franchise application fees of $6,250,000, $5,339,000 and $120,000 for the years ended December 31, 1997 and 1996 and for the period ended December 31, 1995, respectively, for Microtel and Hawthorn agreements. The average franchise application fee was $23,000, $26,000 and $30,000 for the years ended December 31, 1997 and 1996 and for the period ended December 31, 1995, respectively. Such fees are recognized as revenue when the underlying hotel opens.

REVENUE - The Company has derived revenues from the following sources:

---------------------------------------------------------------------------------------
                                            YEAR ENDED      YEAR ENDED     PERIOD ENDED
                                           DEC 31, 1997    DEC 31, 1996    DEC 31, 1995
---------------------------------------------------------------------------------------
Franchise application and royalty fees     $  1,610,000    $     20,000    $          0
Other fees                                      417,000          75,000               0
Marketing and reservation fees                1,921,000       1,197,000               0
                                           --------------------------------------------
TOTAL                                      $  3,948,000    $  1,292,000    $          0
---------------------------------------------------------------------------------------

YEAR ENDED 1997 COMPARED TO YEAR ENDED 1996
     Franchise application and royalty fees (the "Fees") increased $1,590,000 for the year ended December 31, 1997. Fees for the year ended December 31, 1997 represent application fees from forty of the forty-four hotels opened during 1997, and royalties received from thirty-five of the ninety hotels which were open as of December 31, 1997. The Fees for the year ended December 31, 1996 represent the Fees earned for one hotel which opened during the third quarter of 1996. The Fees for a hotel which opened in the fourth quarter of 1996 were waived.

     Other fee income increased $342,000 for the year ended December 31, 1997. The main components of other fees for the year ended December 31, 1997 were (i) the management fee received from Equity Partners, L.P., (ii) commissions earned from the National Accounts program, and (iii) various fees received through the US Funding program. The fees received through the National Accounts program is a function of the number of hotels open or under construction. The two main components of other fees for the year ended December 31, 1996 were the management fee received from Equity Partners, L.P. and commissions earned from the National Accounts program.

     Marketing and reservation fees increased $724,000 for the year ended December 31, 1997 because additional properties were added to the system during 1997. The Company began collecting marketing and reservation fees from existing Microtel and Hawthorn Suites franchisees in February and April 1996, respectively. While the Company recognizes marketing and reservations fees as revenue, such fees are intended to reimburse the Company for the expenses associated with providing support services to its franchisees and do not generate profit for the Company. As additional properties join the system, the marketing and reservation fees received will increase and there will be a corresponding increase in marketing and reservations expenses.

YEAR ENDED 1996 COMPARED TO YEAR ENDED 1995
     Fees represent the fees earned for one hotel which opened during the third quarter of 1996. The Fees for a hotel which opened in the fourth quarter of 1996 were waived.

     The two main components of other fees for the year ended December 31, 1996 were the management fee received from Equity Partners, L.P. and commissions earned from the National Accounts program.

     The Company began collecting marketing and reservation fees from existing Microtel and Hawthorn Suites franchisees in February and April 1996, respectively. While the Company recognizes marketing and reservations fees as revenue, such fees are intended to reimburse the Company for the expenses associated with providing support services to its franchisees and do not generate a profit for the Company.

     EXPENSES - The Company's expenses were as summarized below:

--------------------------------------------------------------------------------------------------------------
                                                        YEAR ENDED          YEAR ENDED           PERIOD ENDED
                                                       DEC 31, 1997        DEC 31, 1996          DEC 31, 1995
--------------------------------------------------------------------------------------------------------------
Marketing and reservations                             $    2,058,000      $    1,597,000        $      13,000
Royalties paid to third parties                               158,000               1,000                    -
Franchise sales commissions                                   641,000              29,000                    -
Other franchise sales and advertising                       3,461,000           2,714,000              550,000
Other general and administrative                            5,487,000           3,750,000              638,000
Depreciation and amortization                                 571,000             537,000              126,000
                                                       -------------------------------------------------------
TOTAL                                                  $   12,376,000        $  8,628,000        $   1,327,000
--------------------------------------------------------------------------------------------------------------

YEAR ENDED 1997 COMPARED TO YEAR ENDED 1996
     Marketing and reservation expenses increased $461,000 for the year ended December 31, 1997 primarily because the exclusive right to franchise the Hawthorn Suites brand was not acquired until March 27, 1996. Therefore, there were no marketing and reservation expenses for first quarter of 1996. In addition, there were more properties open in 1997 causing an incremental rise in reservation costs and allowing for more funds to be expended in marketing the Hawthorn and Microtel brands.

     Royalties paid to third parties increased $157,000 for the year ended December 31, 1997 because the number of Microtel and Hawthorn Suites properties opened by the Company increased during 1997. In 1996 and 1997, the Company was required to pay a percentage of the royalties collected to Hudson for each new Microtel property and to HSA, LLC for each new Hawthorn property when franchisees commenced making royalty payments to the Company.

     Franchise sales commissions increased $612,000 for the year ended December 31, 1997 because commissions were expensed for forty-one of the forty-four hotels which opened during 1997. The commission expense for the year ended December 31, 1996 is due to the opening of one hotel and the execution of an international master franchise agreement.

     Other franchise sales and advertising expenses, which are costs related to the Company's franchise sales effort, increased $747,000 for the year ended December 31, 1997 primarily because: (i) larger Microtel and Hawthorn sales forces were in place resulting in additional salary and benefit expenses as well as other sales related costs such as travel, entertainment, office supplies and telephone) (an increase of approximately $694,000 for the year ended December 31, 1997, (ii) the Company's first annual franchisee conference was held in 1997 (an increase of approximately $99,000 for the year ended December 31, 1997), and (iii) a program was initiated in 1997 in which a replica of a Microtel room, constructed such that it can be transported across the country, was present when certain hotels went under construction (expenses include lease payments for the truck, driving and driver expenses) (an increase of approximately $161,000 for the year ended December 31, 1997). The increase in these expenses was partially offset by: (i) fewer potential franchisees were brought to the corporate offices for education and tours of the products (a decrease of approximately $61,000 for the year ended December 31, 1997), (ii) reduced advertising and promotions expenses (a decrease of approximately $74,000 for the year ended December 31, 1997), and (iii) an increase in executed license agreements resulted in an increase in the deferral of related salesmen expenses (a decrease of approximately $67,000 for the year ended December 31, 1997). A specific amount per executed license agreement for salesmen's expenses, such as travel, entertainment and general office supplies, is deferred until the associated hotel opens.

    General and administrative expenses increased $1,737,000 for the year ended December 31, 1997 primarily due to: (i) additional salaries, wages and benefits for personnel hired to handle the increased servicing requirements of additional executed franchise agreements and newly introduced programs (an increase of approximately $934,000 for the year ended December 31, 1997), (ii) expenses related to the Company's Stock Option plans which were adopted in October 1996 (an increase of approximately $294,000 for the year ended December 31, 1997), (iii) general office and travel expenses for the additional staff in place during 1997 (an increase of approximately $280,000 for the year ended December 31, 1997), (iv) legal and professional expenses related to the Company's having become a publicly traded company in October 1996 (an increase of approximately $386,000 for the year ended December 31, 1997), and (v) additional office space and equipment the Company leases as a result of its expanded staff (an increase of approximately $137,000 for the year ended December 31, 1997). The increase is offset in part by (i) a greater allocation of expenses to the Microtel and Hawthorn marketing and advertising funds which began in February and April of 1996, respectively (a decrease of approximately $91,000 for the year ended December 31, 1997) and (ii) a $200,000 non-recurring charge related to the anticipated termination of the Company's corporate office lease included in 1996 expenses.

     Depreciation and amortization expense primarily includes: (i) depreciation of equipment for the corporate and regional sales offices (approximately $94,000 for the year ended December 31, 1997), (ii) amortization for the cost of acquiring the Microtel brand and the exclusive rights to franchise the Hawthorn Suites brand (approximately $166,000 for the year ended December 31,
1997), (iii) amortization of consulting payments made to Hudson under the Microtel Acquisition Agreement (approximately $233,000 for the year ended December 31, 1997), (iv) amortization of costs related to the formation of the Company (approximately $31,000 for the year ended December 31, 1997) and (v) amortization of architectural plans developed for the Microtel and Hawthorn Suites hotels (approximately $29,000) and (vi) depreciation of a truck (approximately $11,000).

YEAR ENDED 1996 COMPARED TO YEAR ENDED 1995
     Marketing and reservation expenses increased $1,584,000 for the year ended December 31, 1996 primarily because: (i) the Company commenced operations in October 1995, therefore limited national consumer advertising expenses were incurred in 1995 for the Microtel brand (an increase of approximately $568,000 for the year ended December 31, 1996) and (ii) the right to franchise the Hawthorn Suites brand was not acquired until March 1996, therefore, no marketing and reservation expenses were incurred in 1995 for this brand (an increase of approximately $1,016,000 for the year ended December 31, 1996).

     The franchise sales commissions for the year ended December 31, 1996 relate to one hotel that opened and the execution of an international master franchise agreement compared to zero hotels in 1995.

     Other franchise sales and advertising expenses increased $2,164,000 for the year ended December 31, 1996 because: (i) the Company commenced operations in October 1995 and the majority of its Microtel and Hawthorn sales staffs were not hired until December 1995 and March 1996, respectively; therefore, payroll and payroll-related, travel and entertainment, and general office expenses were minimal in 1995 (an increase of approximately $1,578,000 for the year ended December 31, 1996) (ii) the right to franchise the Hawthorn Suites brand was not acquired until March 1996 and as a result, advertising and promotion costs were incurred (an increase of approximately $186,000 for the year ended December 31, 1996), (iii) additional expenses were incurred for the promotion of the Microtel brand (an increase of approximately $105,000 for the year ended December 31, 1996), (iv) a program was initiated in which potential franchisees were brought to Atlanta, Georgia, home of the Company's corporate offices, for education and tours of the local Microtel and Hawthorn hotels (an increase of approximately $122,000 for the year ended December 31, 1996) and (v) advertising and promotional expenses were incurred for the Company's American Dream and Franchisee Financing Facility Programs which were introduced in 1996 (an increase of approximately $130,000 for the year ended December 31, 1996).

     Other general and administrative expenses increased $3,112,000 for the year ended December 31, 1996 due to: (i) additional personnel hired in the areas of training, franchise services, franchise administration and quality control to service the additional executed franchise agreements and newly introduced programs (an increase of approximately $1,626,000 for the year ended December 31, 1996), (ii) legal fees and general office and travel expenses due to the additional nine months of operations and additional headcount in place during 1996 (an increase of approximately $929,000 for the year ended December 31, 1996) (iii) expenses related to the Company's having become a publicly traded company in October 1996 (an increase of approximately $71,000 for the year ended December 31, 1996) and (iv) a $240,000 non-recurring charge related to the anticipated termination of the Company's corporate office lease.

     Depreciation and amortization expense includes (i) depreciation of equipment for the corporate and regional sales offices (approximately $32,000 for the year ended December 31, 1996), (ii) amortization for the cost of acquiring the Microtel brand and the exclusive rights to franchise the Hawthorn Suites brand (approximately $223,000 for the year ended December 31, 1996),
(iii) amortization of consulting payments made to Hudson under the Microtel Acquisition Agreement (approximately $233,000 for the year ended December 31,
1996), (iv) amortization of costs related to the formation of the Company (approximately $32,000 for the year ended December 31, 1996), and (v) architectural plans developed for Microtel and Hawthorn Suites hotels (approximately $17,000).

OTHER INCOME (EXPENSES)
--------------------------------------------------------------------------------------------------
                                                YEAR ENDED          YEAR ENDED        PERIOD ENDED
                                               DEC 31, 1997        DEC 31, 1996       DEC 31, 1995
--------------------------------------------------------------------------------------------------
Interest income                               $    1,386,000      $      871,000      $    195,000
Interest expense                              $    1,905,000      $      126,000      $     36,000
--------------------------------------------------------------------------------------------------

YEAR ENDED 1997 COMPARED TO YEAR ENDED 1996
     Interest income, resulting from investments in cash and marketable securities, increased $515,000 for the year ended December 31, 1997 primarily as a result of additional interest earned on the cash received from the Company's initial public offering in October 1996.

     Interest expense increased $1,779,000 for the year ended December 31, 1997. Interest expense in 1996 related to the note payable for purchasing the Microtel brand while the 1997 expense also includes interest paid to the holders of the Company's subordinated debentures (see Note 3 to the Consolidated Financial Statements of the Company).

YEAR ENDED 1996 COMPARED TO YEAR ENDED 1995
     Interest income, resulting from investments in cash and marketable securities, increased $676,000 for the year ended December 31, 1996 because of the nine additional months of operations and the additional interest earned on the cash received from the Company's initial public offering in October 1996.

     Interest expense for the year ended December 31, 1996 increased $90,000 because of the nine additional months of operations in 1996, offset partially by the paying down of the note payable relating to the purchase of the Microtel brand by $706,000 since the fourth quarter of 1995.

NET LOSS - A summary of operating results is as follows:

------------------------------------------------------------------------------------------------------
                                                          YEAR ENDED       YEAR ENDED     PERIOD ENDED
                                                         DEC 31, 1997     DEC 31, 1996    DEC 31, 1995
------------------------------------------------------------------------------------------------------
Net Loss                                                 $  8,947,000     $  6,591,000    $  1,168,000
Loss applicable to common stockholders                   $  8,947,000     $  8,309,000    $  1,577,000
------------------------------------------------------------------------------------------------------

YEAR ENDED 1997 COMPARED TO YEAR ENDED 1996
     The Company's net loss increased $2,356,000 as of December 31, 1997 primarily because of the additional employees hired in 1997 and the additional costs of being a public company for a full year. The Company did not expect to generate a profit in 1996 or 1997 as it was investing in its infrastructure to facilitate future growth. It generally takes twelve to eighteen months from the time a franchise application is received to the opening of a hotel, at which time the Company generally begins receiving royalty income. Total hotels open and under development increased from 355 to 557 from December 31, 1996 to December 31, 1997. A total of thirty five of the ninety hotels open as of December 31, 1997 were paying royalties to the Company. Only two of the forty-seven properties open as of December 31, 1996 were paying royalties to the Company. The Company continues to focus on building its future royalty stream.

     The net loss applicable to common stockholders includes $1,718,000 of accumulated but undeclared and unpaid dividends on its 10% Cumulative Redeemable Exchangeable Preferred Stock (the "Redeemable Preferred Stock") for the year ended December 31, 1996.

     The Company had a net operating loss carryforward for income tax purposes of $11,542,000 and $6,437,000 for the years ended December 31, 1997 and 1996, respectively. Given the limited operating history of the Company, management recorded a valuation allowance for the full amount of the deferred tax asset as of December 31, 1997.

YEAR ENDED 1996 COMPARED TO YEAR ENDED 1995
     The Company's net loss increased $5,423,000 as of December 31, 1996 primarily attributable because of the nine additional months of operations and the additional employees hired in 1996. The Company did not expect to generate a profit in 1995 or 1996 as it was investing in its infrastructure to facilitate future growth. It generally takes twelve to eighteen months from the time a franchise application is received to the opening of the hotel, at which time the Company generally begins receiving royalty income. Total hotels open and under development increased from forty-two to 355 from December 31, 1995 to December 31, 1996 (including nineteen additional hotels from the acquisition of franchise rights to the Hawthorn Suites brand). However, only two of the forty-seven open hotels were paying royalties to the Company. as of December 31, 1996. None of the twenty-three properties open as of December 31, 1995 were paying royalties to the Company. In 1995 and 1996 the Company focused on building its future royalty stream.

     The net loss applicable to common stockholders includes $1,718,000 and $409,000 of accumulated but undeclared and unpaid dividends on its Redeemable Preferred Stock for the years ended December 31, 1996 and December 31, 1995, respectively. The Company had a net operating loss carryforward for income tax purposes as of December 31, 1996 of $6,437,000. Given the limited operating history of the Company, management recorded a valuation allowance for the full amount of the deferred tax asset as of December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
     From August 28, 1995 (inception) to October 24, 1996, USFS financed its operations primarily through a private placement of securities, franchise application fees, and interest income. In October 1995, USFS raised approximately $17.5 million in gross proceeds through private sales of shares of its old common stock (i.e., stock prior to the reclassification of shares on October 11, 1996) and Redeemable Preferred Stock.

     On October 24, 1996, USFS completed a public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Offering"). Net proceeds to USFS from the Offering were approximately $21,391,000. The remaining proceeds of the Offering are held either as cash or cash equivalents and will be used for working capital and general corporate purposes, which may include (i) approximately $1,000,000 to fund USFS's remaining obligations under the Microtel Acquisition Agreement, (ii) approximately $1,000,000, to acquire additional lodging or other service-oriented brands or exclusive franchise rights, (iii) approximately $1,000,000 to invest in financing programs developed by its wholly owned subsidiary, US Funding Corp., (iv) approximately $3,000,000 to service interest on the Subordinated Debentures, (v) approximately $4,000,000 to build hotel properties, and (vi) approximately $2,300,000 to invest in entities that make equity investments in hotel properties built and managed by certain franchisees with the potential for multi-unit development. Cash and cash equivalents were $15,890,000 as of December 31, 1997. In Management's opinion, based on the Company's current operations, the Company's capital resources are sufficient to fund operations for the next twelve months.

     On January 1, 1997, USFS exercised its option to exchange the Redeemable Preferred Stock at the Liquidation Value of $18,477,000 into 10% Subordinated Debentures due September 29, 2007 (the "Subordinated Debentures"). USFS is required to pay interest expense by issuing additional debentures for 50% of the expense with the remaining 50% to be paid in cash. Interest is payable semi-annually on the last business day in June and December of each year. If Mr. Michael A. Leven's employment terminates for any reason USFS would be obligated to redeem all outstanding Subordinated Debentures. USFS also had outstanding indebtedness related to the Microtel Acquisition of approximately $454,000 in principal and interest as of December 31, 1997.

     In connection with the establishment of the Development Fund (see "Item 1. Business -- Recent Developments"), the Company has made a $10 million loan to Constellation, which will use the funds to make a subordinated investment in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund. In addition, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.6 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable as funds are committed by the Development Fund, at a price of $11.25 per share. The Company will also be paid $3.5 million over the next five years to manage the Development Fund.

     The Company has no outstanding lines of credit in place. The Company uses cash and its own stock as its primary capital resource.

     For the year ended December 31, 1997, USFS had a net loss of $8,947,000. The net cash used in operating activities was $9,630,000. The net cash used was primarily a result of increases in promissory notes receivable related to the application fees on executed franchise agreements, increases in deferred commissions paid to salesmen for executed franchise agreements, increases in other assets which primarily relate to loans issued to franchisees to aid them in the development of building hotels, a decrease in the liability to Hudson Hotels Corporation and increases in prepaid expenses. Net cash used was partially offset by cash inflows of application fees for executed franchise agreements, depreciation and amortization, deferred compensation related to the Company's Employee Stock Option Plan, increases in commissions payable, and the issuance of Subordinated Debentures paid in kind.

     For the year ended December 31, 1997, net cash used in investing activities was $5,385,000 which was primarily a result of costs related to the acquisition of property and construction of hotels on such property. In addition, uses of cash in investing activities, included the acquisition of additional office furniture and office equipment, costs related to the construction of a national reservation system, and the capitalization of legal fees incurred on the anticipated Hawthorn merger transaction.

     For the year ended December 31, 1997, net cash used in financing activities was $283,000 which was a result of the Company repurchasing management stock from certain members of management who left the Company and the repayment of debt during the period.

YEAR 2000 COMPUTER MATTER
     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its computer systems. All costs associated with analyzing the Year 2000 Issue or making conversions to existing software are being expensed as incurred.

     The Company is planning formal communications with all of its significant suppliers of goods and services to determine the extent to which the Company's operations and systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's operations and systems rely will be timely converted and would not have an adverse effect on the Company's systems.

     The Company will utilize predominantly internal resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by May 1, 1999, which is prior to any anticipated impact on its operating systems. Management has not estimated a total cost of the Year 2000 Issue however such costs are not expected to have a material effect on the results of operations during any quarterly or annual reporting period.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

SEASONALITY. Royalties generated by gross room revenues of franchised properties are expected to be the principal source of revenue for the Company for the immediate future, although the Company may in the future franchise non-lodging brands and may derive revenues from other activities, such as management fees and returns on debt and equity investments in properties. During 1997 and 1996, such royalty revenues were $397,000 and $5,000, respectively. As a result, the Company expects to experience seasonal revenue patterns similar to those experienced by the lodging industry generally. Accordingly, the summer months, because of increase in leisure travel, are expected to produce higher revenues for the Company than other periods during the year. In addition, developers of new hotels typically attempt, whenever feasible, to schedule the opening of a new property to occur prior to the spring and summer seasons. This also may have an impact on the seasonality of the Company's revenues, a significant portion of which is not recognized until the opening of a property. Accordingly the Company may experience lower revenues and profits in the first and fourth quarters and higher revenues and profits in the second and third quarters.

INFLATION. The rate of inflation has not had a material effect on the revenues or operating results of the Company since its inception.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997
AND 1996 AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE
PERIOD FROM AUGUST 28, 1995 (INCEPTION) TO DECEMBER 31, 1995:

   Independent Auditors' Report                                                              31

   Consolidated Statements of Financial Position                                             32

   Consolidated Statements of Operations                                                     33

   Consolidated Statements of Stockholders' Equity (Deficit)                                 34

   Consolidated Statements of Cash Flows                                                     35

   Notes to Consolidated Financial Statements                                                36

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
U.S. Franchise Systems, Inc.:

We have audited the accompanying consolidated statements of financial position of U.S. Franchise Systems, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996 and for the period from August 28, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period from August 28, 1995 (inception) to December 31, 1995 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 20, 1998
(March 17, 1998 as to Note 15)

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


ASSETS                                                                                            1997               1996
                                                                                            --------------      -------------
CURRENT ASSETS:
     Cash and temporary cash investments                                                    $   15,890,000      $  31,188,000
     Accounts receivable (net of allowance for doubtful accounts of $17,000 and $45,000
       as of December 31, 1997 and 1996, respectively)                                             268,000            114,000
     Deposits                                                                                      114,000             93,000
     Prepaid expenses                                                                              602,000            494,000
     Promissory notes receivable                                                                   862,000            784,000
     Deferred commissions                                                                        2,563,000          1,261,000
                                                                                            --------------      --------------
       Total current assets                                                                     20,299,000         33,934,000

PROMISSORY NOTES RECEIVABLE                                                                      2,869,000            390,000
PROPERTY AND EQUIPMENT - Net                                                                     5,595,000            292,000
FRANCHISE RIGHTS - Net                                                                           3,322,000          3,264,000
DEFERRED COMMISSIONS                                                                             3,049,000          1,492,000
OTHER ASSETS - Net                                                                               1,217,000            733,000
                                                                                            --------------      -------------
       Total assets                                                                         $   36,351,000      $  40,105,000
                                                                                            ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                            1,138,000      $     679,000
     Commissions payable                                                                         1,171,000            837,000
     Deferred application fees                                                                   4,402,000          2,916,000
     Accrued expenses                                                                              990,000          1,110,000
     Due to Hudson Hotels Corporation                                                              454,000            277,000
                                                                                            --------------      -------------
       Total current liabilities                                                                 8,155,000          5,819,000

DUE TO HUDSON HOTELS CORPORATION                                                                         -            454,000
DEFERRED APPLICATION FEES                                                                        4,586,000          2,749,000
SUBORDINATED DEBENTURES                                                                         19,412,000                  -
                                                                                            --------------      -------------
       Total liabilities                                                                        32,153,000          9,022,000

REDEEMABLE STOCK:
     Preferred shares, par value $0.01 per share; authorized 525,000 shares; issued and outstanding 163,500 shares; cumulative exchangeable (entitled in liquidation to
     $18,477,000 at December 31, 1996)                                                                   -         18,477,000

     Common shares, par value $0.01 per share; issued and outstanding 3,128,473 (net of
     57,807 shares in Treasury) at December 31, 1997 and 3,186,280 at December 31, 1996
     entitled to redemption under certain circumstances to $330,000 and $324,000 (net of
     $6,000 in Treasury at December 31, 1997) at December 31, 1997 and 1996, respectively          324,000            330,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 12)
STOCKHOLDERS' EQUITY:
     Common shares, par value $0.01 per share; authorized 30,000,000 shares of Class A
     Common Stock and 5,000,000 shares of Class B Common Stock; issued and outstanding
     6,716,499 Class A shares and 2,707,919 Class B shares at December 31, 1997; issued and outstanding 6,686,196 Class A shares and 2,707,919 Class B shares at December 31,
     1996                                                                                           96,000             96,000


Capital in excess of par                                                                        21,092,000         20,547,000
 Accumulated deficit                                                                           (17,314,000)        (8,367,000)
                                                                                            --------------      -------------

       Total stockholders' equity                                                                3,874,000         12,276,000
                                                                                            --------------      -------------

                                                                                            ==============
                                                                                            $   36,351,000      $  40,105,000
                                                                                            ==============      =============

See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    PERIOD FROM
                                                          YEAR ENDED         YEAR ENDED           AUGUST 28, 1995
                                                         DECEMBER 31,       DECEMBER 31,           (INCEPTION) TO
                                                            1997               1996             DECEMBER 31, 1995
                                                            ----               ----             -----------------
REVENUES:
     Marketing and reservation fees                    $  1,921,000       $  1,197,000          $               -
     Franchise application and royalty fees               1,610,000             20,000                          -
     Other                                                  417,000             75,000                          -
                                                       ------------       ------------          -----------------
                                                          3,948,000          1,292,000                          -
                                                       ------------       ------------          -----------------
EXPENSES:
     Marketing and reservations                           2,058,000          1,597,000                     13,000
     Royalties paid to third parties                        158,000              1,000                          -
     Franchise sales commissions                            641,000             29,000                          -
     Other franchise sales and advertising                3,461,000          2,714,000                    550,000
     Other general and administrative                     5,487,000          3,750,000                    638,000
     Depreciation and amortization                          571,000            537,000                    126,000
                                                       ------------       ------------          -----------------
                                                         12,376,000          8,628,000                  1,327,000
                                                       ------------       ------------          -----------------

LOSS FROM OPERATIONS                                     (8,428,000)        (7,336,000)                (1,327,000)



OTHER INCOME (EXPENSE):
     Interest income                                      1,386,000            871,000                    195,000
     Interest expense                                    (1,905,000)          (126,000)                   (36,000)
                                                       ------------       ------------          -----------------

NET LOSS                                               $ (8,947,000)      $ (6,591,000)         $      (1,168,000)
                                                       ============       ============          =================

LOSS APPLICABLE TO COMMON STOCKHOLDERS                 $ (8,947,000)      $ (8,309,000)         $      (1,577,000
                                                       ============       ============          =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                       12,563,772         11,059,576                 10,755,409
                                                       ============       ============          =================
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS PER SHARE-BASIC                           $      (0.71)      $      (0.75)         $           (0.15)
                                                       ============       ============          =================


See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                            CAPITAL                                  TOTAL
                                               COMMON STOCK                IN EXCESS          ACCUMULATED        SHAREHOLDERS'
                                            SHARES        AMOUNT             OF PAR             DEFICIT        EQUITY (DEFICIT)
                                            ------        ------          ------------        -----------      ---------------
BALANCE AS OF AUGUST 28, 1995                        -   $      -         $          -        $          -     $          -

   Issuance of common stock                  7,569,115     78,000              637,000                   -          715,000

   Undeclared dividends on
   redeemable preferred stock                        -          -             (409,000)                  -         (409,000)

   Net loss                                          -          -                    -          (1,168,000)      (1,168,000)
                                            ----------   --------         ------------        ------------     ------------

BALANCE AS OF DECEMBER 31, 1995              7,569,115     78,000              228,000          (1,168,000)        (862,000)

   Redemption of capital stock -
   other management                         (1,149,502)   (11,000)            (108,000)                  -         (119,000)

   Issuance of capital stock -
   other management                          1,149,502     11,000              111,000                   -          122,000

   Issuance of capital stock - initial
   public offering proceeds, net             1,825,000     18,000           21,373,000                   -       21,391,000

   Undeclared dividends on
   redeemable preferred stock                        -          -           (1,110,000)           (608,000)      (1,718,000)

   Fair value of options granted                     -          -               53,000                   -           53,000

   Net loss                                          -          -                    -          (6,591,000)      (6,591,000)
                                            ----------   --------         ------------        ------------     ------------

BALANCE AS OF DECEMBER 31, 1996              9,394,115     96,000           20,547,000          (8,367,000)      12,276,000

   Issuance of capital stock -
   acquisition of computer software             30,303          -              250,000                   -          250,000

   Fair value of options granted                     -          -              295,000                   -          295,000

   Net loss                                          -          -                    -          (8,947,000)      (8,947,000)
                                            ----------   --------         ------------        ------------     ------------

BALANCE AS OF DECEMBER 31, 1997              9,424,418   $ 96,000         $ 21,092,000        $(17,314,000)    $  3,874,000


See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                   PERIOD FROM
                                                                        YEAR ENDED           YEAR ENDED          AUGUST 28, 1995
                                                                       DECEMBER 31,         DECEMBER 31,         (INCEPTION) TO
                                                                           1997                 1996            DECEMBER 31, 1995
                                                                    -------------------- -------------------- ----------------------
OPERATING ACTIVITIES:
   Net loss                                                               $ (8,947,000)       $ (6,591,000)       $ (1,168,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                             571,000             537,000             126,000
     Deferred compensation amortization                                        295,000              53,000                   -
   Changes in assets and liabilities:
     Increase in deposits and accounts receivable                             (175,000)           (120,000)            (87,000)
     Increase in prepaid expenses                                             (341,000)           (329,000)           (457,000)
     Increase in promissory notes receivable                                (2,557,000)         (1,174,000)                  -
     Increase in deferred commissions                                       (2,859,000)         (2,712,000)            (41,000)
     Increase in other assets                                                 (548,000)           (560,000)           (230,000)
     Increase in accounts payable                                              459,000             478,000             201,000
     Increase (decrease) in accrued expenses                                  (120,000)          1,045,000              65,000
     Increase in commissions payable                                           334,000             815,000              22,000
     Increase in deferred application fees                                   3,323,000           5,545,000             120,000
     Increase in subordinated debentures paid in kind                          935,000                   -                   -
                                                                           -----------        ------------        ------------
       Net cash used in operating activities                                (9,630,000)         (3,013,000)         (1,449,000)

INVESTING ACTIVITIES:
   Acquisition of property and equipment                                    (5,162,000)           (263,000)            (62,000)
   Acquisition of franchise rights                                            (223,000)           (117,000)         (1,991,000)
                                                                          ------------       -------------         -----------
       Net cash used in investing activities                                (5,385,000)           (380,000)         (2,053,000)

FINANCING ACTIVITIES:
   Issuance of redeemable preferred stock                                            -                   -          16,350,000
   Issuance of common stock, net                                                     -          21,513,000           1,045,000
   Redemption of common stock                                                   (6,000)           (119,000)                  -
   Principal payments on borrowings                                           (277,000)           (706,000)                  -
                                                                          ------------       -------------        ------------
       Net cash provided by (used in) financing activities                    (283,000)         20,688,000          17,395,000
                                                                          ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
   CASH INVESTMENTS                                                       $(15,298,000)       $ 17,295,000        $ 13,893,000

CASH AND TEMPORARY INVESTMENTS
   Beginning of period                                                      31,188,000          13,893,000                   -
                                                                          ------------        ------------        ------------
   End of period                                                          $ 15,890,000        $ 31,188,000        $ 13,893,000
                                                                          ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest                                                 $  1,009,000        $    144,000                   -
                                                                          ============        ============        ============
   Noncash activities;
     Undeclared dividends accrued on redeemable preferred stock                      -        $  1,718,000        $    409,000
                                                                          ============        ============        ============

   Portion of purchase price due to Hudson Hotels Corporation in
     future years, discounted at 10%                                                 -                   -        $  1,437,000
                                                                          ============        ============        ============
   Issuance of 30,303 shares of Class A common stock for
     Reservations System Software                                         $    250,000                   -                   -
                                                                          ============        ============        ============



See notes to consolidated financial statements.

U.S. FRANCHISE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996 AND FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE PERIOD FROM AUGUST 28, 1995 (INCEPTION) TO DECEMBER 31, 1995
-------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION AND ORGANIZATION

      U.S. Franchise Systems, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 28, 1995 to acquire, market, and license distinct franchise brands principally within the United States. The consolidated financial statements include the accounts of the Company and the following wholly owned subsidiaries: (i) Microtel Inns and Suites Franchising, Inc. ("Microtel") (and its wholly owned subsidiaries Microtel International, Inc. and Microtel Inns Realty Corp. ("MIRC") (and its wholly owned subsidiaries Tempe Inns Realty Corp., Chandler Inns Realty Corp., Tempe Holdings, LLC, and Chandler Holdings, LLC)); (ii) Hawthorn Suites Franchising, Inc. ("HSF"); (iii) US Funding Corp. ("US Funding"); and (iv) U.S. Franchise Capital, Inc. The consolidated financial statements also include the accounts of the marketing and reservation funds of the Microtel and Hawthorn hotel systems. All significant intercompany balances and transactions have been eliminated in consolidation.

      On October 24, 1996, the Company completed an initial public offering of 1,825,000 shares of Class A Common Stock at $13.50 per share (the "Offering"). Net proceeds to the Company from the Offering were approximately $21,391,000. Had the Offering occurred on January 1, 1996, pro forma loss applicable to common stockholders per share would have been $.66 for the year ended December 31, 1996. Pro forma weighted average shares of 12,580,409 are assumed outstanding for purposes of the pro forma loss applicable to common stockholder per share calculation.

      MICROTEL INNS AND SUITES FRANCHISING, INC.

      On September 7, 1995, the Company entered into an agreement (the "Microtel Agreement") with Hudson Hotels Corporation ("Hudson") to acquire the exclusive worldwide franchising rights and operating assets of the Microtel hotel system (the "Microtel Acquisition") for $3,037,000. The Company paid $1,600,000 at closing and agreed to pay $1,437,000 (see Note
      6) over a three year period with interest at 10%. The Company also agreed to pay $700,000 for consulting services, $400,000 of which was paid at closing, with $150,000 payable in each of 1996 and 1997. As of December 31, 1997, the Company had made all required payments for consulting services. As part of the Microtel Agreement, the Company received warrants to purchase 100,000 common shares of Hudson through September 1, 2000 at an exercise price of $8.375 per share. The Microtel Agreement requires the Company to pay a royalty for the right to use, and license others to use, certain trademarks, service marks, and trade names (the "Microtel Proprietary Marks") associated with the Microtel hotel system (see Note
      12).

      The Company did not acquire physical facilities, employee base, sales force, production techniques, or an existing customer base in conjunction with the acquisition of the worldwide Microtel franchising rights.

      Pursuant to a Trademark, Service Mark, and System License Agreement (the "Microtel License Agreement"), the Company granted to Microtel the exclusive right to use, and license others to use, the Microtel Proprietary Marks in connection with the operation of hotels under the Microtel hotel system

      MICROTEL INNS REALTY CORP.

      MIRC, a Georgia corporation, is a wholly owned subsidiary of Microtel incorporated on January 30, 1997. This subsidiary, and its wholly owned subsidiaries Tempe Inns Realty Corp., Chandler Inns Realty Corp., Tempe Holdings, LLC, and Chandler Holdings, LLC, acquire and develop real estate. The Company intends to construct hotels on this real estate and subsequently sell these hotel properties upon completion of construction. In the event that a hotel is not sold upon completion of construction, MIRC would be responsible for managing or causing the management of the property until a sale occurs. There can be no assurance that MIRC will find a buyer for any or all of the properties.

      HAWTHORN SUITES FRANCHISING, INC.

      On March 27, 1996, the Company entered into an agreement with HSA Properties, LLC ("HSA") to acquire the exclusive worldwide franchising rights with respect to the Hawthorn hotel system (the "Hawthorn Agreement"). The Company made no payment to HSA at closing but agreed to remit to HSA all royalties the Company actually receives for then existing Hawthorn franchises and a portion of the royalties the Company actually receives from future Hawthorn franchisees.

      Pursuant to a Trademark, Service Mark, and System License Agreement which expires in April 1998 (the "Hawthorn License Agreement"), the Company granted to HSF the exclusive right to use, and license others to use, the Hawthorn Proprietary Marks in connection with the Hawthorn hotel system (see Notes 12 and 15).

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

      Cash and Temporary Cash Investments - The Company considers its investments with an original maturity of three months or less to be cash equivalents. " Cash and temporary cash investments" consisted of the following at December 31, 1997 and 1996, respectively:



                                                       1997                   1996
                                                       ----                   ----
             Cash in bank deposit                   $    1,523,000       $    2,355,000
             Money market funds                         14,367,000           28,833,000
                                                    --------------       --------------
                                                    $   15,890,000       $   31,188,000
                                                    ==============       ==============


      Allowance for Doubtful Accounts - During the years ended December 31, 1997 and 1996, the Company charged $10,000 and $46,000 as an allowance for estimated uncollectible accounts, respectively, and reduced the allowance by $39,000 during 1997.

      Franchise Rights - Franchise rights represent the cost of acquiring such rights and are amortized on a straight-line basis over twenty-five years. Accumulated amortization is $447,000 and $281,000 at December 31, 1997 and 1996, respectively.

      Other Assets - Other assets primarily consist of development subsidies (amortized over the life of the license agreement upon the hotel opening), architectural drawings and renderings (amortized over fifteen years), US Funding Corp. loan participations, and organization and start-up costs (amortized over five years). Other assets consisted of the following at December 31, 1997 and 1996:

                                                                                     1997                  1996
                                                                                     ----                  ----
        US Funding Corp. loan participation                                        $     433,000        $         -
        Architectural plans and renderings - net of accumulated
             amortization of $47,000 and $18,000, respectively                           383,000            397,000
        Development subsidies - net of accumulated amortization of
             $2,000 and zero, respectively                                               107,000             49,000
        Other - net of accumulated amortization of $72,000 and
             $39,000, respectively                                                       294,000            287,000
                                                                                    ------------        -----------
                                                                                    $  1,217,000        $   733,000
                                                                                    ============        ===========


      Impairment of Long-Lived Assets - The Company has adopted Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," as of January 1, 1996. Long-lived assets, principally intangibles, are evaluated quarterly and written down to fair value when management believes that the unamortized balance cannot be recovered through future undiscounted cash flows. No assets were written down to fair value during the years ended December 31, 1997 and 1996, respectively.

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

      Stock-based Compensation Plans - The Company has elected to account for its Stock Option plans in accordance with SFAS 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS 123, compensation is recognized for the fair value of options granted over the vesting period.

      Earnings Per Share - In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which simplifies the standards for computing earnings per share (EPS) information and makes the computation comparable to international EPS standards. SFAS 128 replaces the presentation of "primary" (and when required "fully diluted") EPS with a presentation of "basic" and "diluted" EPS. Net income per share basic is computed based on net income divided by the weighted average common shares outstanding. If required, on a diluted basis, net income per share - diluted is computed by dividing net income by the weighted average common and common shares during the year plus the incremental shares that would have been outstanding under stock option plans.

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

      Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the 1997 financial statement presentation.

3.    REDEEMABLE PREFERRED STOCK AND SUBORDINATED DEBENTURES

      Until December 31, 1996, the cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") earned cumulative dividends at an annual dividend rate of 10%, payable in additional shares of Redeemable Preferred Stock.

      On January 1, 1997, the Company exercised its option to exchange the Redeemable Preferred Stock at its liquidation value of $18,477,000 into 10% subordinated debentures due September 29, 2007 (the "Subordinated Debentures"). The Company is required to pay interest expense by issuing additional Subordinated Debentures for 50% of the expense with the remaining 50% to be paid in cash. Interest is payable semi-annually on the last business day in June and December of each year. If Mr. Michael A. Leven's employment with the Company terminates for any reason or the Company were to experience a change of control, the Company would be obligated to redeem all outstanding Subordinated Debentures.

4.    PROPERTY AND EQUIPMENT

      Property and equipment is recorded at historical cost and consisted of the following at December 31, 1997 and 1996, respectively:

                                                          1997             1996
                                                          ----             ----
         Land                                          $  1,847,000      $          -
         Construction-in-progress                         2,339,000                 -
         Furniture and fixtures                             175,000           124,000
         Computer equipment and software                  1,273,000           144,000
         Truck                                               25,000                 -
         Office equipment                                    76,000            56,000
                                                       ------------      ------------
                                                          5,735,000           324,000
         Less accumulated depreciation                      140,000            32,000
                                                       ============      ============
                                                       $  5,595,000      $    292,000
                                                       ============      ============

      Computer software is depreciated on a straight-line basis over a period of three years. Computer equipment is depreciated using the 200% declining-balance method over a period of five years. The truck is depreciated on a straight-line basis over eighteen months. The remaining fixed assets are depreciated using the 200% declining-balance method over a period of seven years. Depreciation expense was $108,000, $30,000 and $2,000 for the years ended December 31, 1997 and 1996, and the period from August 28, 1995 (inception) to December 31, 1995, respectively. Included within property and equipment is capitalized interest of $32,000 at December 31, 1997.

5.    LEASES

      The Company leases certain equipment and office space used in its operations. Rental expense under operating leases was $366,000, $231,000 and $41,000 for the years ended December 31, 1997 and 1996 and the period from August 28, 1995 (inception) to December 31, 1995, respectively. The future minimum rental commitments under non-cancelable operating leases at December 31, 1997 were as follows:

             1998                              $    356,000
             1999                                   332,000
             2000                                   241,000
             2001                                    75,000
             2002                                    46,000
                                               ============
             Total                             $  1,050,000
                                               ============

6.    DUE TO HUDSON HOTELS CORPORATION

      The Company is required to pay Hudson $1,437,000 ($1,700,000 discounted at a rate of 10%) of which $454,000 remains payable as of December 31, 1997 for the assets of the Microtel hotel system (see Note 1) and is payable on October 5, annually, as follows:

                                       PAYABLE AS OF          PAYABLE AS OF
                                       DEC. 31, 1997          DEC. 31, 1996
                                       -------------          -------------
        1997                           $           -          $     277,000
        1998                                 454,000                454,000
                                       -------------          -------------
                                             454,000                731,000
        Less current portion                 454,000                277,000
                                       -------------          -------------
                                       $           -          $     454,000
                                       =============          =============


7.    PREPAID EXPENSES

      Pursuant to the Microtel Agreement, Hudson is required, for a period of three years, to consult with and assist in establishing the Company as an operating entity in the business of selling and administering franchises utilizing the Microtel hotel system. An initial payment in the amount of $400,000 was made to Hudson in October 1995 and recorded as a deferred expense. The Company paid its remaining obligation of $150,000 in 1997 in connection with such consulting arrangements. Such amounts are being amortized over the term of the Microtel Agreement. Amortization expense of $233,000, $233,000 and $58,000 was charged to expense for the years ended December 31, 1997 and 1996 and for the period from August 28, 1995 (inception) to December 31, 1995, respectively.

8.    STOCK PURCHASED BY EMPLOYEES

      On October 5, 1995, as part of the initial capitalization of the Company, two of its officers (the "Original Management Investors") purchased 5,485,259 shares of common stock (51% of the total issued) pursuant to employee stock purchase agreements (as amended, the "Employee Stock Purchase Agreements") for an aggregate purchase price of $567,245 or $.1034 per share. In conjunction with the Offering, the Employee Stock Purchase Agreements were amended to revise the vesting requirements with respect to 50% of the Restricted Shares (as hereinafter defined) (approximately 13% of the Common Stock outstanding before the Offering). Such Restricted Shares were deemed earned and vested notwithstanding the fact that performance criteria were not yet met by the Company. Pursuant to the terms of the Employee Stock Purchase Agreements, in February 1996, the Company redeemed 826,833 shares, consisting of 608,359 Unrestricted Shares and 218,474 Restricted Shares (collectively, the "Transferable Shares"), from the Original Management Investors at $.1034 per share and resold such shares to other members of management, each of whom signed Employee Stock Purchase Agreements at the estimated fair value at that time of $.1034 per share. In April 1996, the Company redeemed 322,669 Transferable Shares from certain other management at $.1034 per share and subsequently resold such shares to the same members of other management at the estimated fair value at that time of $.1137 per share.

      As of December 31, 1996, 4,087,054 shares were unrestricted (the "Unrestricted Shares") and 1,398,205 shares were restricted (the "Restricted Shares").

      As of December 31, 1997, the numbers of Unrestricted Shares and Restricted Shares were 4,056,133 and 1,371,319, respectively. The decrease in the number of Unrestricted and Restricted Shares during 1997 is attributable to the repurchase by the Company of 30,921 Unrestricted and 26,886 Restricted Shares from two management employees who left the Company during 1997 (collectively, the "Forfeit Shares"). The Company repurchased 38,990 and 18,817 Forfeit Shares at $.1034 and $.1137 per share, respectively, pursuant to the terms of the departing management employees' respective Employee Stock Purchase Agreements. As of December 31, 1997 the 57,807 Forfeit Shares are held by the Company as treasury stock. Pursuant to the terms of their respective Employee Stock Purchase Agreements, the Original Management Investors had the right to purchase, at any time, the Forfeit Shares from the Company at the price paid by the Company. However, as of December 10, 1997, the Original Management Investors have permanently declined their option to purchase such Forfeit Shares held as Treasury Stock.

      Pursuant to the terms of their respective Employee Stock Purchase Agreements, all members of management who own Transferable Shares must vote such shares in the same manner as the Original Management Investors vote their shares. Unrestricted Shares and Restricted Shares are subject to five year and ten year vesting periods, respectively, subject to, among other things, the management employee's continued employment by the Company. Any Transferable Shares which are forfeited will be repurchased by the Company and will be reoffered to the Original Management Investors at $.1034 or $.1137 per share, as applicable, based on the price paid by the management employee for the forfeited shares. Compensation expense will be recorded to the extent the fair value of the reoffered shares exceeds $.1034 or $.1137, as applicable.

      All Restricted Shares are subject to an earnings test formula based upon increases in the Company's earnings before interest, taxes, and depreciation and are deemed earned upon the satisfaction of these performance criteria (the "Earned Shares"). Earned Shares are subject to forfeiture if the holder's employment ceases with the Company before September 29, 2005. Any Restricted Shares that have not been earned by September 29, 2005 will be redeemed by the Company and reissued to the original stockholders of the Company (other than the Original Management Investors) pro rata based on their original holdings of common stock. Restricted Shares held by the Original Management Investors and all Transferable Shares held by other members of management have been classified as redeemable common stock in the balance sheet because they are redeemable by the Company under certain circumstances for reasons not under the Company's control.

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

9.    COMMON STOCK

      On October 11, 1996, the stockholders approved the creation of two classes of common stock: Class A Common Stock, par value $.01 per share and Class B Common Stock, par value $.01 per share. The stockholders also agreed to split and reclassify each share of the Company's existing common stock, par value $.10 per share, into 9.67 shares of Class A Common Stock. In connection with the reclassification, certain members of management and related stockholders holding 2,707,919 shares of Class A Common Stock exchanged such shares for the same number of shares of Class B Common Stock. Shares of Class A Common Stock and Class B Common Stock are identical in all respects except that: (i) holders of Class B Common Stock are entitled to ten votes per share and holders of Class A Common Stock are entitled to one vote per share; and (ii) the shares of Class B Common Stock are convertible into Class A Common Stock at the option of the holder and, with limited exceptions, upon the transfer thereof. Following the reclassification, there were 30 million shares of Class A Common Stock and 5 million shares of Class B Common Stock authorized for issuance. All references in the financial statements to the number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

10.   STOCK OPTION PLANS

      The Company has two stock option plans which reserve shares of Class A Common Stock for officers, employees, consultants and advisors of the Company (the "Employee Plan") and for its non-employee directors (the "Directors Plan"). Under the Employee Plan, the Option Committee of the Board of Directors may grant options to Company employees for up to 325,000 shares of the Company's Class A Common Stock. The options generally have a maximum life of seven years and are generally exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date. Under the Directors Plan, the Company may grant options to its non-employee directors for up to 125,000 shares of the Company's Class A Common Stock. Non-employee directors are each awarded options to purchase 2,000 shares upon their election to the Board of Directors. In addition, commencing on January 1, 1998, each non-employee director receives a grant of 2,000 stock options on January 1 of each year he continues to serve on the Board. The director options become exercisable on the first anniversary of the grant date and their maximum life is ten years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                1997         1996
                                                ----         ----

                   Expected life (years)          3.8         3.6
                   Expected volatility           30.1%       30.4%
                   Risk free interest rate        6.0%        6.2%
                   Dividend Yield                 0.0%        0.0%

      Activity related to the Company's two stock option plans is summarized as follows:

                                                                   1997                              1996
                                                          ---------------------------      ---------------------------
                                                                        Weighted Avg.                   Weighted Avg.
                                                           Shares      exercise price      Shares      exercise-price
                                                          --------     --------------      ------      ---------------
         Options outstanding as of January 1               178,500        $  13.48                -        $       -
         Granted                                           105,700            8.66          179,100             13.48
         Forfeited                                         (55,700)          12.72             (600)            13.50
                                                          --------                         --------
         Options outstanding as of December 31             228,500        $  11.39          178,500        $    13.48
                                                          ========                         ========

         Options exercisable as of December 31              39,950                                -

         Weighted-average fair value of options
         granted during the year                          $   2.78                         $   4.23
                                                          ========                         ========



      The following table summarizes information about stock options outstanding at December 31, 1997:

                                          Options Outstanding                                   Options Exercisable
                        --------------------------------------------------------       -----------------------------------
                            Number          Weighted average         Weighted               Number            Weighted
Range of                outstanding at         remaining             average            exercisable at         average
exercises prices        Dec. 31, 1997       contractual life      exercise price         Dec. 31, 1997     exercise price
----------------        -------------       ----------------      --------------         ------------      --------------
$7.00 to $10.12             98,400                  6.59            $   8.62                     -         $        -
$10.50 to $13.50           130,100                  6.00               13.48                39,950              13.49
$7.00 to $13.50            228,500                  6.27               11.39                39,950              13.49



      The fair value of options granted during the years ended December 31, 1997 and 1996 was $213,000 and $558,000, respectively, which is being amortized as compensation expense over the vesting period. Compensation expense of $295,000 and $53,000 and $0 was recorded for the years ended December 31, 1997 and 1996 and for the period from August 28, 1995 (inception) to December 31, 1995, respectively.

11.   INCOME TAXES

      Deferred income taxes in the accompanying consolidated statement of financial position includes the following amounts of deferred tax assets and liabilities at December 31, 1997 and 1996, respectively:

                                                              1997                         1996
                                                              ----                         ----
Deferred tax liabilities:
  Deferred expenses                                       $    (487,000)               $    (330,000)
  Other                                                         (76,000)                      (8,000)
                                                          -------------                -------------
Total                                                     $    (563,000)               $    (338,000)
                                                          =============                =============

Deferred tax assets:
   Operating loss carryforwards                           $   4,386,000                $   2,446,000
   Deferred revenue                                           2,165,000                      648,000
   Compensation cost                                            135,000                       20,000
   Other                                                        123,000                      129,000
                                                          -------------                -------------
Total                                                         6,809,000                    3,243,000
                                                          -------------                -------------
Valuation allowance                                          (6,246,000)                  (2,905,000)
                                                          -------------                -------------
Net deferred tax asset (liability)                        $           -                $           -
                                                          =============                =============

       For income tax purposes, as of December 31, 1997, the Company had accumulated net operating loss carryforwards of $11,542,000 which begin to expire in the year 2010.

      During the year ended December 31, 1997, the Company increased the valuation allowance by $3.3 million due to the uncertainty of the realizability of net deferred tax assets.

      The following is a reconciliation of the statutory rate to the effective rate of the Company at December 31, 1997 and 1996, respectively:


                                                                 1997          1996
                                                                 ----          ----
                  Statutory federal rate                           34%           34%
                  Statutory state rate less federal effect          4             4
                  Effect of income not subject to tax              (1)           (1)
                  Change in valuation allowance                   (37)          (37)
                                                                -----         -----

                  Effective tax rate                                -%            -
                                                                =====         =====

12.   COMMITMENTS

      The Company, as part of the Microtel Agreement, is required to fulfill certain obligations under such Agreement. These include the following:

      - To execute franchise agreements and to have open or under development the following number of Microtel hotels each December, annually:

                  YEAR                            NUMBER OF HOTELS
                  ----                            ----------------
                  1997                                   50
                  1998                                  100
                  1999                                  175
                  2000                                  250


      - The above development schedule is considered to have been complied with unless such schedule is not met for two consecutive years. If 75% of the development level has been met, a fee of $1,000,000 may be paid and upon such payment, the Company will be deemed to be in compliance with such schedule.

      - Hudson will retain the right to receive franchise application fees and all franchise royalty payments under existing agreements at October 5, 1995 or under agreements for which franchise applications had been received as of October 5, 1995, except for reservation and marketing fees, which are retained by the Company.

      - As part of the Microtel Acquisition, Hudson retained the right to franchise and to receive royalties on sixty franchises either issued or which may be issued in the future to Hudson, its affiliates and certain other persons. For each new franchise other than the sixty issued or which may be issued to Hudson, its affiliates and such other persons, the Company is required to remit to Hudson a continuing monthly royalty equal to 1.0% of the revenues subject to royalties on the first 100 Microtel properties opened by the Company's franchisees, 0.75% for the next 150 Microtel properties, and 0.5% for each new property after the first 250 properties.

      If any of the above obligations are not met, including the payment of amounts due to Hudson (see Note 6), all of the rights to the Microtel system will, at Hudson's discretion, revert back to Hudson. In the event Hudson exercises its rights to the Microtel system, the Company, through Microtel will retain the rights to any franchise royalty payments due under franchises granted by the Company and its subsidiary, less certain processing fees due to Hudson.

      Pursuant to the Hawthorn Agreement which was in place on December 31, 1997, the Company was required to fulfill certain obligations and was subject to certain restrictions during 1997. The impact of these restrictions has been negated pursuant to the series of transactions, completed on March 12,1998, which enabled it to acquire the entire interest in the Hawthorn Suites brand of hotels. (see Note 15 for Subsequent Events relating to the Hawthorn Agreement).

      The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer. The agreements are for a ten year term expiring on September 30, 2005 and provide minimum salary levels and other fringe benefits.

      13.  SELECTED QUARTERLY FINANCIAL DATA - (UNAUDITED)

       1997                                     FIRST          SECOND          THIRD           FOURTH        TOTAL YEAR
       ----                                     -----          ------          -----           ------        ----------
       Revenue                                $    545,000    $   892,000     $ 1,176,000     $ 1,335,000     $ 3,948,000
       Loss from operations                      2,418,000      2,069,000       2,028,000       1,913,000       8,428,000
       Net loss                                  2,515,000      2,174,000       2,181,000       2,077,000       8,947,000
       Loss applicable to common
          stockholders                           2,515,000      2,174,000       2,181,000       2,077,000       8,947,000

       Weighted average shares outstanding      12,580,395     12,580,395      12,541,405      12,552,891      12,563,772
       Net loss applicable to common
          stockholders per share-basic        $       0.20    $      0.17     $      0.17     $      0.17     $      0.71
                                              ============    ===========     ===========     ===========     ===========



       1996                                       FIRST          SECOND          THIRD           FOURTH       TOTAL YEAR
       ----                                       -----          ------          -----           ------       ----------
       Revenue                                $     31,000    $   364,000     $   469,000     $   428,000     $ 1,292,000
       Loss from operations                      1,537,000      1,917,000       1,888,000       1,994,000       7,336,000
       Net loss                                  1,398,000      1,797,000       1,718,000       1,678,000       6,591,000
       Loss applicable to common
        stockholders                             1,817,000      2,216,000       2,158,000       2,118,000       8,309,000

       Weighted average shares outstanding      10,755,409     10,755,409      10,755,409      11,059,576      11,059,576
       Net loss applicable to common
       stockholders per share-basic(a)(b)     $       0.17    $      0.21     $      0.20     $      0.19     $      0.75
                                              ============    ===========     ===========     ===========     ===========


        (a) All per share information presented has been retroactively adjusted to reflect the stock splits discussed in Note 9.

        (b) Due to the changes in the numbers of shares outstanding, quarterly per share amounts do not add to the total for the year.

14.   PROPOSED ACQUISITION

On December 15, 1997 the Company signed a definitive agreement with the seller (the "Seller") to acquire the exclusive worldwide franchise rights to the Best Inns and Best Suites of America hotel brands (collectively "Best" hotels). In addition, the Company will acquire the assets of the company that provides fee-based management services to twenty-eight existing Best hotels. Immediately following the proposed transaction, the Company will assume, or enter into, franchise agreements for each of the thirty-four existing Best properties and management agreements for twenty-eight existing Best properties. In connection with this acquisition, the Company expects to complete the following transactions with Highend Hospitality Partners, LLC (the "Third Party Buyer"), if the Third Party Buyer agrees to acquire from the Seller seventeen Best hotels, although the Company and the Third Party Buyer have not yet entered into definitive documentation: (i) the Company expects to make a $5,000,000 subordinated loan at an interest rate of 12% per annum to, or a $5,000,000 equity investment in, the Third Party Buyer, (ii) the Company expects to issue to the Third Party Buyer 200,000 shares of Class A Common Stock of the Company at a cash price per share equal to $8.00 (the closing price of the

Company's Class A Common Stock on December 15, 1997), and (iii) the Company expects to issue an additional 150,000 shares of Class A Common Stock (or Company Class A Common Stock, as the case may be) to the Third Party Buyer for no additional cash consideration, making its total holdings an aggregate of 350,000 shares of Class A Common Stock of the Company. The Company expects to issue such additional shares in lieu of issuing, as originally requested by the Third Party Buyer, a warrant to acquire a greater number of shares of Class A Common Stock of the Company. No officer, director or, to the best of the Company's knowledge, 5% or greater shareholder of the Company is a partner, officer or director of the Third Party Buyer. The Company expects to extend the loan to, or make the investment in, the Third Party Buyer and to issue the shares to the Third Party Buyer in order to induce it to purchase from the Seller seventeen of the existing Best hotels, which is a condition to the Company's ability to acquire the assets it proposes to acquire in the transaction. The Seller has imposed this condition because it wishes to sell all of its Best hotels assets, but the Company wished only to purchase the franchise rights and management service company assets. The transaction is subject to the Company's completion to its satisfaction of its due diligence review, the execution and delivery of definitive documentation by the Company and the Third Party Buyer, and other customary conditions and no assurances can be made that the transaction will be completed or that it will be completed on the foregoing terms.

15.   SUBSEQUENT EVENTS

Hawthorn Acquisition. On March 12, 1998, USFS, USFS Hawthorn, Inc. ("USH"), Hawthorn Suites Associates ("HSA") and HSA Properties, Inc. ("HPI) completed a series of transactions whereby all of the ownership interests of HSA Properties LLC ("HSA LLC"), a joint venture among USFS, HPI and HSA which owns an interest in the Hawthorn Suites brand of hotels, were contributed to USH in return for the issuance of shares of Class A Common Stock, par value $.01 per share ("USH Class A Common Stock") of USH, and USFS merged into USH. Pursuant to these transactions, HSI and HPI received 22,477 and 2,199,775 shares of Class A Common Stock, respectively. In addition, the holders of Class A Common Stock of USFS and Class B Common Stock of USFS received an equivalent number of USH Class A Common Stock and Class B Common Stock, par value $.01 per share, as applicable. Prior to these transactions, USFS and HSA LLC were parties to a Master Franchise Agreement dated as of March 27, 1996 (the "Hawthorn Acquisition Agreement"), pursuant to which USFS acquired the exclusive worldwide rights to franchise and to control the development and operation of the Hawthorn Suites brand of hotels. The Hawthorn Acquisition Agreement required that a percentage of royalties received by USFS from the franchising of Hawthorn Suites Hotels be remitted to HSA LLC and also contained certain restrictions on USFS's operations and imposed standards relating to the development of the Hawthorn Suites brand of hotels. The merger of USFS with and into USH permitted the surviving entity (renamed "U.S. Franchise Systems, Inc.") to acquire all of the trademarks, copyrights and other intellectual property related to the Hawthorn Suites hotel brand and as a related consequence, eliminated the aforementioned royalty payments and restrictive provisions previously governed by the Hawthorn Acquisition Agreement.

Establishment of Development Fund. On March 17, 1998, NorthStar Constellation, LLC (together with its affiliates, "NorthStar"), Lubert-Adler Real Estate Opportunity Funds (together with its affiliates, "Lubert-Adler") and Constellation Equity Corp., an entity controlled by NorthStar ("Constellation"), formed Constellation Development Fund (the "Development Fund"). NorthStar, Lubert-Adler and Constellation will contribute to the Development Fund equity totaling $50 million, and will arrange debt financing for an additional $50 million in the form of a senior credit facility with a commercial bank.

In connection with the establishment of the Development Fund, the Company has made a $10 million loan to Constellation, which will use the funds to make a subordinated investment in the Development Fund. The loan bears interest at an annual rate of 8%, is non-recourse and is repayable from distributions and payments made to Constellation from the Development Fund.

In connection with the establishment of the Development Fund, the Company sold an aggregate of 500,000 shares of Class A Common Stock to NorthStar and Lubert-Adler for $5.6 million. NorthStar and Lubert-Adler also have the right to purchase up to an additional 500,000 shares of Class A Common Stock, exercisable on a pro-rata basis within eighteen months of the commitment of the Development Fund's capital, at a price of $11.25 per share. In addition, David T. Hamamoto was elected to the Board of Directors of the Company. Mr. Hamamoto is the Co-Chief Executive Officer of NorthStar.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.


                                    PART III

Items 10, 11, 12, and 13 to be furnished by amendment hereto on or prior to April 30, 1998 or the Company will otherwise have filed a definitive Proxy Statement involving the election of directors pursuant to Regulation 14A which will contain such information.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)      1.   FINANCIAL STATEMENTS:

See Table of Contents to Financial Statements ("Item 8. Financial Statements and Supplementary Data").

         2.   FINANCIAL STATEMENT SCHEDULES:
No schedules are included with this Report, as they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3. EXHIBITS: The following exhibits are filed with or incorporated by reference into this Report. Except as otherwise indicated, the exhibit number corresponds to the exhibit number in the referenced document.

EXHIBIT
NUMBER             DESCRIPTION
--------------------------------------------------------------------------------
2.1     Agreement and Plan of Merger, dated December 9, 1997, between U.S.
        Franchise Systems, Inc. and USFS Hawthorn, Inc. (incorporated by reference from the Company's Registration Statement on Form S-4
        (Registration No. 333-46185)).

2.2     Contribution Agreement, dated December 9, 1997, among Hawthorn Suites
        Associates, HSA Properties, Inc., USFS Hawthorn, Inc. and U.S. Franchise
        Systems, Inc. (incorporated by reference from the Company's Registration
        Statement on Form S-4 (Registration No. 333-46185)).

3.1 Certificate of Incorporation (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No.
        333-46185)).

3.2     By-laws (incorporated by reference from the Company's Registration
        Statement on Form S-4 (Registration No. 333-46185)).

4.2 Form of 10% Subordinated Debenture due September 29, 2007 (incorporated by reference to Exhibit A to Exhibit 3.1 of the Company's Registration
        Statement on Form S-1 (Registration No. 333-11427)).

4.3 Specimen Class A Common Stock Certificate (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No.
        333-46185)).

4.4 Specimen Class B Common Stock Certificate (incorporated by reference from the Company's Registration Statement on Form S-4 (Registration No.
        333-46185)).

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

10.10 Voting Agreement between Michael A. Leven and Andrea Leven entered into on October 30, 1996 (incorporated by reference from the Company's
        Registration Statement on Form S-1 (Registration No. 333-11427)).

10.11 Voting Agreement between Michael A. Leven and Neal K. Aronson entered into on October 30, 1996 (incorporated by reference from the Company's
        Registration Statement on Form S-1 (Registration No. 333-11427)).

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

10.14   U.S. Franchise Systems, Inc. Amended and Restated 1996 Stock Option Plan
        (incorporated by reference from the Company's Annual Report on From 10-K for the fiscal year ended December 31, 1996).

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

10.17 Voting Agreement between Michael A. Leven and Andrea Leven entered into on March 12, 1998 (incorporated by reference from Exhibit 10.11 to the Company's Registration Statement on Form S-4 (Registration No.
        333-46185)).

10.18 Voting Agreement between Michael A. Leven and Neal K. Aronson entered into on March 12, 1998 (incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No.
        333-46185)).

10.19   Sublease Agreement by and among Unocal Corporation, DBA Union Oil Co. of
        California, U.S. Franchise Systems, Inc. and Hallwood 95, L.P., dated
        July 25, 1997 (incorporated by reference from Exhibit 10.16 to the
        Company's Registration Statement on Form S-4 (Registration No.
        333-46185)).

10.20   Addendum to Sublease by and among Union Oil Company of California d/b/a
        Unocal, U.S. Franchise Systems, Inc. and Hallwood Real Estate Investors
        Fund XV, dated July 25, 1997 (incorporated by reference from Exhibit
        10.17 to the Company's Registration Statement on Form S-4 (Registration
        No. 333-46185)).

10.21   Agreement of Purchase and Sale between America's Best Inns, Inc. and The
        Other Selling Entities Listed on Schedule I thereto and Best
        Acquisition, Inc., dated December 15, 1997. The Registrant agrees to furnish copies of the schedules hereto supplementally to the Commission on request (incorporated by reference from the Company's Registration
        Statement on Form S-4 (Registration No. 333-46185)).

10.22*  Promissory Note, dated March 18, 1998, from Constellation Equity Corp.
        to the Registrant in the principal amount of $10 million.

10.23*  Management Services Agreement, dated March 17, 1998, between the
        Registrant and Constellation Development Fund LLC.

21.1*   List of Subsidiaries of U.S. Franchise Systems, Inc.

23.1*   Consent of Deloitte & Touche, LLP.

27.1* Financial Data Schedule for the year ended December 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

* Filed herewith.

Copies of the exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

(B)      REPORTS ON FORM 8-K

During the period from October 1, 1997 to December 31, 1997 the Company filed the following reports on Form 8-K: Current Report on Form 8-K dated December 9, 1997.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          U.S. Franchise Systems, Inc.
                                                   (Registrant)

                                    By   /s/ Michael A. Leven
                                       ----------------------------------------
                                             Michael A. Leven
                                             Chairman of the Board, President
                                             and Chief Executive Officer
Dated March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 1998 by the following persons on behalf of the Registrant in the capacities indicated.



SIGNATURE                                             TITLES
---------                                             ------

/s/  Michael A. Leven                                 Chairman, President and Chief Executive Officer and Director
----------------------------------                    (Principal Executive Officer)
(Michael A. Leven)


/s/  Neal K. Aronson                                  Executive Vice President, Chief Financial Officer and
----------------------------------                    Director (Principal Financial and Accounting Officer)
(Neal K. Aronson)


/s/  Dean Adler
----------------------------------
(Dean Adler)                                          Director


/s/  Irwin Chafetz
----------------------------------
(Irwin Chafetz)                                       Director


/s/  Doug Geoga
----------------------------------
(Doug  Geoga)                                         Director


/s/  Richard D. Goldstein
----------------------------------
(Richard D. Goldstein)                                Director


/s/  David T. Hamamoto
----------------------------------
(David T. Hamamoto)                                   Director


/s/  Steve Romaniello
----------------------------------
(Steve Romaniello)                                    Director


/s/  Jeffrey A. Sonnenfeld
----------------------------------
(Jeffrey A. Sonnenfeld)                               Director


/s/  Barry Sternlicht
----------------------------------
(Barry Sternlicht)                                    Director


                                  EXHIBIT INDEX


10.22   Promissory Note, dated March 18, 1998, from Constellation Equity Corp.
        to the Registrant in the principal amount of $10 million.

10.23   Management Services Agreement, dated March 17, 1998, between the
        Registrant and Constellation Development Fund LLC.

21.1    List of Subsidiaries of U.S. Franchise Systems, Inc.

23.1    Consent of Deloitte & Touche, LLP.

27.1 Financial Data Schedule for the year ended December 31, 1997, submitted to the Securities and Exchange Commission in electronic format.