Form 10-K/A
period 1997-12-31
US FRANCHISE SYSTEMS INC
filed 1998-04-30
CIK 1020350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the fiscal year ended to December 31, 1997

                         Commission file number 0-23941

                          U.S. FRANCHISE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      58-2361501
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


13 Corporate Square, Suite 250, Atlanta, Georgia               30329
------------------------------------------------            ----------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:       (404) 321-4045
                                                          --------------


Securities registered pursuant to Section 12(b) of the Act:  None
                                                           --------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
                           ---------------------------
                                (Title of class)

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers and directors of the Company are as follows:

         NAME                           AGE          POSITION HELD
         ----                           ---          -------------
         Michael A. Leven               60           Chairman of the Board and Chief Executive
                                                     Officer

         Neal K. Aronson                33           Executive Vice President, Chief Financial
                                                     Officer and Director

         David E. Shaw, Sr.             54           Executive Vice President - Administration

         Steven Romaniello              31           Executive Vice President - Franchise Sales
                                                     and Development and Director

         James Darby                    41           Executive Vice President - Franchise
                                                     Operations

         Dean S. Adler                  41           Director

         Irwin Chafetz                  62           Director

         Douglas G. Geoga               42           Director

         Richard D. Goldstein           46           Director

         David T. Hamamoto              38           Director

         Jeffrey A. Sonnenfeld          44           Director

         Barry S. Sternlicht            37           Director

          Each director is elected to serve until a successor is elected and qualified or, if earlier, until the director's death, resignation or removal. Officers, subject to the terms of their respective employment agreements, serve at the pleasure of the Board of Directors. Each of the directors of the Company, other than Dean Adler, Douglas Geoga, David T. Hamamoto, Steve Romaniello and Jeffrey A. Sonnenfeld, has served as such since September 30, 1995. Messrs. Adler and Sonnenfeld were elected to the Board of Directors on October 11, 1996, effective as of October 30, 1996. Mr. Geoga was elected to the Board of Directors on March 12, 1998, Mr. Hamamoto was elected to the Board of Directors on March 16, 1998 and Mr. Romaniello was elected to the Board of Directors on March 13, 1998, in each case by the consent of the Board of Directors.

          Michael A. Leven. Mr. Leven has been Chairman, President and Chief Executive Officer of the Company since October 1995. From October 1990 to September 1995, Mr. Leven was President and Chief Operating Officer for Holiday Inn Worldwide in Atlanta, Georgia. From April 1985 to May 1990, he was

President and Chief Operating Officer of Days Inn of America, Inc. in Atlanta, Georgia. Mr. Leven is a Director of Starwood Lodging Trust, one of the nation's largest hotel REITs. Mr. Leven is also a member of the Board of Governors of the American Red Cross, a Director and Vice Chair of the Biomedical Services Board of the American Red Cross, a Trustee of National Realty Trust, the largest franchisee of Coldwell Banker Corporation, and a member of the Board of Directors of The Fourth Network, a private company which provides Internet services to the hotel industry. Mr. Leven is an uncle of Mr. Aronson.

          Neal K. Aronson. Mr. Aronson has been Executive Vice President and Chief Financial Officer of the Company since October 1995. Mr. Aronson was founding partner of Growth Capital Partners in New York, New York, and was with the partnership from September 1994 to October 1995. From December 1993 to September 1994, he was Managing Director of Rosecliff, Inc., a private equity investment group in New York, New York. From January 1992 to December 1993, he was principal of Odyssey Partners, L.P. in New York, New York. From June 1989 to December 1991, Mr. Aronson was a principal of Acadia Partners, L.P. in New York, New York. Mr. Aronson is a nephew of Michael A. Leven. Mr. Aronson has served as a director of the Company since September 1995.

          David E. Shaw, Sr. Mr. Shaw has been Executive Vice President, Administration of the Company since October 1995. From January 1991 to September 1995 he was Vice President of Operations Administration for Holiday Inn Worldwide in Atlanta, Georgia. From July 1990 to January 1991, Mr. Shaw was Executive Vice President, Administration for Hospitality Franchise Systems, Inc. (now known as Cendant Corporation) in Wayne, New Jersey.

          Steven Romaniello. Mr. Romaniello, age 31, has been Executive Vice President, Franchise Sales and Development of the Company since October 1996. From October 1995 through September 1996, he served as Senior Vice President, Franchise Sales and Development of the Company. From March 1991 through September 1995, Mr. Romaniello was Vice President, Franchise Sales and Services for Holiday Inn Worldwide in Atlanta, Georgia. From December 1988 to March 1991 he was Regional Vice President, Franchise Sales for Days Inn of America, Inc. in Atlanta, Georgia and in Boston, Massachusetts. Mr. Romaniello has served as a director of the Company since March 1998.

          James Darby. Mr. Darby has been Executive Vice President-Franchise Operations of the Company since January 1997. From March 1991 to January 1997, Mr. Darby served in various capacities with Holiday Inn Worldwide, including most recently as Vice President of Franchise Services and Administration.

          Dean S. Adler. Mr. Adle is currently a principal of Lubert-Adler Partners, L.P., a private equity group specializing in the acquisition of real estate and operating companies. From 1988 to 1996, Mr. Adler was a principal and Managing Director of private equity investments for CMS Companies ("CMS"), a Philadelphia based investment firm that manages approximately $1.7 billion of assets. Mr. Adler is a member of the Board of Directors of the Lane Company, which specializes in management and development of multifamily housing, Developers Diversified, a leading shopping center REIT, RMS Technologies, a leading provider of information technology services to federal and other governmental institutions, and Transworld Entertainment, a New York Stock Exchange, Inc. listed company which owns music retail stores.

          Irwin Chafetz. Since 1990, Mr. Chafetz has been the President and a Director of Interface Group- Massachusetts, Inc., a privately held company that owns and operates GWV International, New England's largest tour operator. From 1982 until April 1995, Mr. Chafetz was a Vice President and Director of the Interface Group-Nevada, Inc., which owned and operated COMDEX, a computer trade show that is the largest American trade show. From 1989 to 1995, Mr. Chafetz was also a Vice President and a Director of Las Vegas Sands, Inc., which owned the Sands Hotel and Casino in Las Vegas and the adjacent Sands Expo and Convention Center. From 1984 to 1990, Mr. Chafetz was President of Five Star Airlines, a charter air carrier owning and operating Lockheed L-1011 aircraft. Mr. Chafetz is a director of Back Bay Restaurant Group, a publicly held Nasdaq listed company.

          Douglas G. Geoga. Since 1994, Mr. Geoga has been President of Hyatt Hotels Corporation, operator of Hyatt Hotels & Resorts in the United States, Canada and the Caribbean. From 1983 to 1994, Mr. Geoga held various positions with Hyatt Development Corporation, the development/transactional arm of the Hyatt chain domestically, most recently as its Executive Vice President. Mr. Geoga is a director of United Way of Suburban Chicago, a trustee of the Educational Institute of the American Hotel & Motel Association ("AH&MA"), chairman of the Government Affairs Committee of the AH&MA, a director of the National Tourism Organization, Inc., and a director of various closely-held companies affiliated with Hyatt.

          Richard D. Goldstein. Since 1990, Mr. Goldstein has been a Managing Director and then a Senior Managing Director of Alpine Capital Group Inc., a specialized investment-merchant banking firm located in New York, and related entities. Prior to joining Alpine, Mr. Goldstein was a partner at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Goldstein serves as Trustee and member of the Executive Committee of the Queens College Foundation, Trustee of the North Shore Long Island Jewish Health System and as Chairman of the Corporate Advisory Board of the State University of New York at Stony Brook.

          David T. Hamamoto. Mr. Hamamoto has served as co-Chief Executive Officer, co-President and co-Chairman of NorthStar Capital Investment Corp. since 1997. Prior to then, Mr. Hamamoto was a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. In 1988, Mr. Hamamoto initiated the effort to build a real estate principal investment business at Goldman, Sachs under the auspices of the Whitehall Funds. Today, the Whitehall Funds have $3.9 billion under management. Mr. Hamamoto was formerly a director of the Westin Hotel Company, a global hotel management and ownership company; the George Soros/Whitehall private REIT, a $1 billion partnership between Whitehall and investor George Soros; Millenium Partners, an urban mixed-use development company; and the Archon Group, Goldman, Sachs' asset management company. Mr. Hamamoto is a director of Emeritus Corporation, a publicly traded company in the assisted living business.

          Jeffrey A. Sonnenfeld. Mr. Sonnenfeld has served as the Chairman and President of The Chief Executive Institute, a non-profit leadership school. From 1989 to 1997, Dr. Sonnenfeld was a Professor of Organization and Management at the Robert C. Goizueta Business School of Emory University in Atlanta, Georgia, where he was the Director of the Center for Leadership and Career Studies. Previously, Dr. Sonnenfeld was at Harvard University for 18 years, serving as a Professor at the Harvard Business School for 10 years. Dr. Sonnenfeld has published five books and numerous articles in the areas of career management, executive training and development, and the management of corporate social performance. Dr. Sonnenfeld serves on the board of Magellan Health Services, 360 Communications, the National Council on the Aging, the Governors Personnel Oversight Commission in Georgia, and has served on additional boards such as Mosley Securities Corporation and Norwegian Cruise Lines.

          Barry S. Sternlicht. Since 1993, Mr. Sternlicht has been the President and Chief Executive Officer of Starwood Capital Group, L.P. ("Starwood Capital"), a real estate investment firm that he founded in 1991. Mr. Sternlicht is the Chairman of the Board and Chief Executive Officer of Starwood Hotels and Resorts, one of the nation's largest hotel REITs, and is the Chairman of Starwood Mortgage Trust. Mr. Sternlicht is also a trustee of Equity Residential Properties Trust, a multi-family REIT.

          Except as disclosed above, there are no family relationships between any director or executive officer and any other director or executive officer of the Company.

AGREEMENTS REGARDING BOARD POSITIONS

          Pursuant to the terms of a Shareholders Agreement dated as of March 12, 1998 by and among Hawthorn Suites Associates, Inc. ("HSA"), HSA Properties, Inc. ("HSI"), Michael A. Leven, Neal K. Aronson and the Company (the "HSA Shareholders Agreement"), subject to HSA and HPI and/or their affiliates together owning more than 1,100,000 million shares of Common Stock of the Company (as adjusted for stock splits, reverse stock splits, reclassifications and other similar transactions or adjustments), HSA and HPI may propose a nominee for director of the Company and the Company will use its best efforts to cause such nominee's election. Pursuant to the terms of the HSA Shareholders Agreement, HPI and HSA nominated, and the Board of Directors of the Company elected, Mr. Geoga to the Board of the Company. At such time that a successor to Mr. Geoga no longer is a director of the Company, HSA and HPI may propose to the Company as a nominee for election as a director of the Company a person who (i) has recognized standing in the business community, (ii) is not a former director, officer or employee of the Company and (iii) does not have a conflict of interest with the Company and is at such time either the President of Hyatt Hotels Corporation or a person who is otherwise reasonably acceptable to the Company.

          Pursuant to a Management Services Agreement between the Company and Constellation Development Fund, LLC, the Company agreed to use its best efforts to elect Mr. Hamamoto to the Board of the Company. Mr. Hamamoto was elected to the Board on March 16, 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

          Although it is not the Company's obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company has adopted a policy requiring all Section 16 reporting persons to report monthly to the Associate General Counsel of the Company as to whether any transactions in the Company's securities occurred during the previous month.

ITEM 11.  EXECUTIVE COMPENSATION.

          The following table provides certain summary information for the fiscal years ended December 31, 1997, 1996 and 1995 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                      ANNUAL COMPENSATION                     COMPENSATION
                                     ------------------------------------------------------   ------------
                                                                                 OTHER          NUMBER OF
     NAME AND                                                                    ANNUAL          OPTIONS
PRINCIPAL POSITION                   YEAR        SALARY        BONUS         COMPENSATION(1)     AWARDED
------------------                   ----        ------        -----         ------------        -------
Michael A. Leven .................  1997        $389,063    $184,725             $37,971              --
  Chairman of the Board,            1996         375,000     140,497              33,327              --
  President and Chief Executive     1995(2)       93,750     153,000(3)(4)         3,000              --
  Officer

Neal K. Aronson ..................  1997        $207,500    $ 92,363             $11,588              --
  Executive Vice President and      1996         200,000      70,298              11,517              --
  Chief Financial Officer           1995(2)       50,000     151,500(3)(4)         2,250              --

David E. Shaw, Sr ................  1997        $155,625    $ 25,000             $ 2,384           1,000
  Executive Vice President -        1996         150,000      25,000               2,316           3,000
  Administration                    1995(2)       37,500          --                  --              --

Steven Romaniello ................  1997        $110,000    $265,200             $ 2,384           2,000
  Executive Vice President -        1996         101,667     213,600               2,316           6,000
  Franchise Sales and               1995(2)       25,000       3,600                  --              --
  Development

James Darby ......................  1997        $142,708    $ 22,000             $ 2,384          27,000
  Executive Vice President
  -Franchise Operations

----------------------------
(1) Includes life insurance, health insurance, long-term disability insurance, automobile allowance and/or long-term home care.

(2) Includes the period from August 28, 1995, the date of the USFS's inception, through December 31, 1995.

(3) Mr. Leven and Mr. Aronson each received a transaction bonus of $150,000 for their efforts in organizing the Company and successfully negotiating and completing the acquisition of the Microtel brand hotels on behalf of the Company.

(4) Mr. Leven and Mr. Aronson, pursuant to the terms of their respective employment agreements with the Company, are each entitled to receive bonuses based upon the number of franchises sold each year. See "-Employment Agreements." During 1995, neither Mr. Leven nor Mr. Aronson received a bonus for the three franchises sold during 1995, although the Company accrued $3,000 and $1,500 for bonuses owed to Mr. Leven and Mr. Aronson, respectively, with respect to such franchise agreements.

EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements with Messrs. Leven and Aronson, the material terms of which are described below.

          Michael A. Leven. Mr. Leven's employment agreement with the Company provides for his employment as Chairman of the Board of Directors, President and Chief Executive Officer of the Company for a ten year term expiring on September 30, 2005. Mr. Leven is entitled to a base salary of at least $375,000 per year, subject to annual cost of living increases and other annual increases determined by the Company based on the performance of Mr. Leven and the Company and on prevailing economic circumstances.

          Certain insurance benefits, if available on commercially reasonable terms, are to be provided to Mr. Leven under his Employment Agreement, including term life insurance in the amount of $1,500,000, executive health, dental and medical insurance, long term disability and long term home care. The Company has obtained all of the foregoing benefits for Mr. Leven. In addition, Mr. Leven is entitled to a monthly automobile allowance in the amount of $1,000.

          Mr. Leven's employment agreement provides for a performance bonus of
(i) $1,000 for each franchise agreement executed in a given Year (defined as each 12 month period commencing October 1st and ending on September 30th of each year during the term of such agreement) up to 150 franchise agreements and (ii) $2,000 for each franchise agreement above the first 150 franchise agreements entered into in a given Year.

          Mr. Leven's employment agreement also contains confidentiality provisions that prohibit him from disclosing Company trade secrets at any time in the future and from disclosing any confidential information relating to the Company for a period extending five years after the termination of his employment agreement. In addition, the agreement contains non-competition provisions that prohibit Mr. Leven from competing in the franchising business generally and in the business of franchising, operating or managing of hotels and motels for a period of five years following the termination of his employment for "cause" or his resignation without "good reason." The enforceability of these non-disclosure and non-competition provisions under Georgia law, which governs Mr. Leven's agreement, is uncertain.

          In addition to allowing Mr. Leven to resign at any time for "good reason," his employment agreement provides that, after the first five years of such agreement and provided the redeemable preferred stock sold to Mr. Leven has been redeemed, Mr. Leven may resign at any time upon six months notice. If his resignation is without "good reason," the Company is required to pay Mr. Leven only his base salary, unused vacation time, and performance bonus actually earned through the effective date of resignation. The employment agreement further provides that if Mr. Leven resigns without good reason during the first five years, he will not be liable for any consequential damages or damages for loss of economic opportunity or profits to the Company. If Mr. Leven resigns for "good reason," or if his employment is terminated "without cause," he is entitled to severance pay in accordance with the terms of his employment agreement. For the purpose of Mr. Leven's employment agreement, "good reason" includes, but is not limited to, the failure to elect and continue Mr. Leven's membership on the Board of Directors of the Company or his involuntary relocation outside of Atlanta, Georgia. In addition, pursuant to the Company's By-Laws, Mr. Leven's employment agreement may not be terminated without the approval of 75% of the Board of Directors (excluding Mr. Leven). Except as noted above concerning Mr. Leven's right to resign for "good reason" if he is not re-elected to the Board, Mr. Leven's employment agreement does not contain any change of control provisions.

          Neal K. Aronson. Mr. Aronson's employment agreement, pursuant to which he serves as Chief Financial Officer of the Company, is substantially similar to Mr. Leven's agreement, except that (i) his base salary is $200,000 per year,
(ii) the term life insurance benefit is $500,000, (iii) his automobile allowance is $750 per month, (iv) the bonus is $500 for each franchise agreement executed within a Year (as defined above) up to 150 franchise agreements, and $1,000 for each agreement executed in any Year in excess of 150 and (v) Mr. Aronson is not entitled to receive long-term disability or long-term home care insurance coverage from the Company. Pursuant to the Company's By-Laws, Mr. Aronson's employment agreement may not be terminated without the approval of 75% of the Board of Directors (excluding Mr. Aronson). Mr. Aronson's employment agreement does not contain any change of control provisions.

          See "Item 12. Security Ownership Of Certain Beneficial Owners and Management -- Management's Shares of Common Stock" as to the effect of termination of employment on the Class A Common Stock held by Messrs. Leven and Aronson.

COMPENSATION OF DIRECTORS

          On October 24, 1996 each non-employee director of the Company received an option to purchase 2,000 shares of Class A Common Stock exercisable at a price of $13.50 per share. In addition, each non-employee director of the Company receives an automatic grant of options to purchase 2,000 shares of Class A Common Stock on January 1st of each calendar year, commencing on January 1, 1998 and each new non-employee director shall receive a grant of options to purchase 2,000 shares of Class A Common Stock on the date such person becomes a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee of the Board of Directors is currently comprised of Michael A. Leven, Irwin Chafetz and Jeffrey A. Sonnenfeld. With the exception of Mr. Leven, who serves as Chairman of the Board, President and Chief Executive Officer of the Company, none of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during fiscal 1997. There were no material transactions between the Company and any of the members of the Compensation Committee during fiscal 1997.

          Michael A. Leven, the Chairman of the Board and Chief Executive Officer of the Company, serves as a director of Starwood Lodging Trust and also serves on its Compensation Committee. Barry S. Sternlicht, a director of the Company, serves as Chairman of the Board of Starwood Lodging Trust.

STOCK OPTION PLANS

          1996 Stock Option Plan. On September 27, 1996, the Board of Directors of USFS adopted, subject to the approval of its stockholders, the U.S. Franchise Systems, Inc. 1996 Stock Option Plan (the "Option Plan"). USFS's stockholders approved the Option Plan on October 11, 1996. By virtue of the HSA Acquisition, the Option Plan was assumed by the Company. The purpose of the Option Plan is to promote the interests of the Company and its stockholders by (i) attracting and retaining exceptional officers and other key employees of the Company and its subsidiaries, and consultants, advisors and others whose skills would be an asset to the Company or any of its subsidiaries; (ii) motivating such individuals by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such individuals to participate in the long-term growth and financial success of the Company. Any officer or other key employee of the Company or any of its subsidiaries who is not a member of the committee that administers the Option Plan (the "Option Committee") shall be eligible to participate under the Option Plan. The Option Plan authorizes the grant of awards to participants of a maximum of 325,000 shares of the Company's Class A Common Stock (575,000 shares if the amendment to the Option Plan is approved by the shareholders of the Company at the 1998 Annual Meeting of Shareholders, scheduled to be held in June 1998), which maximum number is subject to adjustment in certain circumstances to prevent dilution or enlargement.

          Directors Plan. On September 27, 1996, the Board of Directors of USFS adopted, subject to the approval of the its stockholders, the U.S. Franchise Systems, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Directors Plan was approved by USFS's stockholders on October 11, 1996. By virtue of the HSA Acquisition, the Directors Plan was assumed by the Company. The purpose of the Directors Plan is to secure for the Company the benefits of the additional incentive inherent in the ownership of Shares by non-employee directors of the Company and to help the Company secure and retain the services of such non-employee directors. The Directors Plan is intended to be a self-governing formula plan. To this end, the Directors Plan requires minimal discretionary action by any administrative body with regard to any transaction under the Directors Plan. To the extent, if any, that questions of administration arise, such issues will be resolved by the Board of Directors. Eligible persons under the Directors Plan are directors of the Company who are not employees of the Company or any affiliate of the Company ("Outside Directors"). A maximum of 125,000 shares of Class A Common Stock has been reserved by the Company for issuance pursuant to options under the Directors Plan, which number is subject to adjustment in certain circumstances in order to prevent dilution or enlargement. On October 24, 1996, each Outside Director was granted an option to purchase 2,000 shares of Class A Common Stock. Thereafter, each person who is an Outside Director as of January 1st of each calendar year beginning January 1, 1998 during the term of the Directors Plan shall receive an option to purchase 2,000 shares of Class A Common Stock as of such date. All options granted under the Directors Plan shall be "nonqualified" stock options subject to the provisions of section 83 of the Code.

          The following table provides certain information concerning individual grants of stock options under the Company's Option Plan made during the year ended December 31, 1997 to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                               -----------------------------------------------     POTENTIAL REALIZABLE
                                          % OF TOTAL                                 VALUE AT ASSUMED
                                            OPTIONS     EXERCISE                  ANNUAL RATES OF STOCK
                                          GRANTED TO    OR BASE                   PRICE APPRECIATION FOR
                               OPTIONS     EMPLOYEES     PRICE                        OPTION TERM(1)
                               GRANTED     IN FISCAL    ($ PER      EXPIRATION    ----------------------
          NAME                   (#)         YEAR       SHARE)         DATE          5%            10%
          ----                  -----        ----       ------         ----          --            ---
Michael A. Leven............       --          --          --              --          --              --
Neal K. Aronson.............       --          --          --              --          --              --
David E. Shaw, Sr...........    1,000(2)      1.2       $8.13        12/01/04     $ 3,310        $  7,713
Steven Romaniello...........    2,000(2)      2.4       $8.13        12/01/04     $ 6,619        $ 15,426
James Darby.................   25,000(3)     30.1       $9.63        01/20/04     $98,000        $228,400
                                2,000(2)      2.4       $8.13        12/01/04     $ 6,619        $ 15,426

--------------------------

(1) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's Class A Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Class A Common Stock.

(2) Options vest in increments of 25% per year commencing on December 1, 1998.

(3) Options vest in increments of 25% per year commencing on January 20, 1998.

          The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers under the Company's Option Plan as of December 31, 1997. No stock options were exercised by the Named Executive Officers and there were no SARs outstanding during fiscal 1997.

                                            NUMBER OF UNEXERCISED OPTIONS       VALUE OF UNEXERCISED IN-THE-MONEY
                                                  AT FISCAL YEAR END              OPTIONS AT FISCAL YEAR-END (1)
                                                 --------------------           ---------------------------------
                 NAME                       EXERCISABLE     UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
                 ----                       -----------     -------------       -----------         -------------
Michael A. Leven.......................           --                --                 --                   --
Neal K. Aronson........................           --                --                 --                   --
David E. Shaw, Sr......................          750             3,250             $    0              $ 1,870
Steven Romaniello......................        1,500             6,500             $    0              $ 3,740
James Darby............................        6,250            20,750             $2,313              $10,678

---------------------------

(1) Dollar values were calculated by determining the difference between the closing price of the Class A Common Stock on December 31, 1997 as reported on the Nasdaq National Market ($10.00 per share) and the exercise price of the options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of April 1, 1998 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock;
(ii) each director of the Company; (iii) each Named Executive Officer (as defined herein); and (iv) all directors and executive officers of the Company as a group. Each share of Class B Common Stock is entitled to ten votes per share.

                                SHARES OF                      SHARES OF                      PERCENT
NAME OF                          CLASS A        PERCENT OF      CLASS B        PERCENT OF     OF TOTAL
BENEFICIAL OWNER              COMMON STOCK(1)     CLASS      COMMON STOCK(1)     CLASS      VOTING POWER
----------------              ------------        -----      ------------        -----      ------------
Michael A. Leven .........       910,617(2)        7.2%       1,509,473(3)        55.7%         40.4%
Neal K. Aronson ..........       916,811(4)        7.3        1,509,473(5)        55.7          40.4
Dean Adler ...............        71,500(6)          *                0              0             *
Irwin Chafetz ............       292,100(7)        2.3                0              0             *
James Darby ..............         6,250(8)          *                0              0             *
Douglas G. Geoga .........             0             0                0              0             0
Richard D. Goldstein .....       161,555(9)        1.3                0              0             *
David T. Hamamoto ........       437,500(10)       3.5                0              0             *
Andrea Leven .............       233,032(11)       1.9          770,801(12)       28.5
Jeffrey A. Sonnenfeld ....         7,000(7)          *                0              0             *
Barry S. Sternlicht ......       301,770(13)       2.4                0              0             *
Steven Romaniello ........       194,716(14)       1.5                0              0             *
David E. Shaw, Sr ........       109,499(15)         *                0              0             *
Hawthorn Suites
 Associates, Inc. ........     2,222,222(16)      17.7                0              0           5.6
All officers and directors
 as a group (12 persons)**     3,001,776          23.9        2,707,919          100.0          75.9

-----------------------

* Represents less than 1% of the outstanding shares, both in number and in terms of voting power.

**   Duplications eliminated.

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of April 1, 1998. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below.

(2) Consists of (i) 123,805 Restricted Shares (as defined herein) held directly by Mr. Leven and as to which Mr. Leven has sole voting power, (ii) 233,032 Restricted Shares held by Mr. Leven's wife, which are voted by Mr. Leven,
     (iii) 346,461 Unrestricted Shares (as defined herein), which have been reallocated to other members of management and are voted in the same manner that Mr. Leven votes his shares, (iv) 95,972 shares that were designated as Restricted Shares pursuant to Mr. Leven's Old Stock Purchase Agreement (as defined herein), which have been reallocated to other members of management and by virtue of the 1996 Amendment (as defined herein) are voted in the same manner that Mr. Leven votes his Unrestricted Shares, and (v) 111,347 Restricted Shares owned by Mr. Aronson, which are voted by Mr. Leven. Mr. Leven's business address is 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

(3) Consists of (i) 427,665 Unrestricted Shares, as to which Mr. Leven has sole voting power, (ii) 770,801 shares held by Mr. Leven's wife as Unrestricted Shares, which are voted by Mr. Leven, and (iii) 311,007 Unrestricted Shares owned by Mr. Aronson, which are voted by Mr. Leven.

(4) Consists of (i) 589,865 Restricted Shares held directly by Mr. Aronson and as to which Mr. Aronson has sole voting power, (ii) 95,972 shares that were designated as Restricted Shares pursuant to Mr. Aronson's Old Stock Purchase Agreement, which have been reallocated to other members of management and by virtue of the 1996 Amendment are voted by them in the same manner that Mr. Aronson votes his shares and (iii) 230,974 shares that were designated as Unrestricted Shares under the Old Stock Purchase Agreements, which have been reallocated to other members of management and are voted by them in the same manner that Mr. Aronson votes his shares. Mr. Aronson has transferred voting power to Mr. Leven with respect to 111,347 of such shares. Mr. Aronson's business address is 13 Corporate Square, Suite 250, Atlanta, Georgia 30329.

(5) Consists of 1,509,473 shares designated as Unrestricted Shares, of which Mr. Aronson has sole voting power as to 1,198,466 shares and has transferred voting power to Mr. Leven as to 311,007 shares.

(6) Includes (i) stock options for 2,000 shares of Class A Common Stock at $13.50 per share which are fully vested and (ii) 62,500 shares of Class A Common Stock owned collectively by Lubert-Adler Real Estate Opportunity Fund I L.P., Lubert-Adler Real Estate Opportunity Fund II, L.P. and Lubert-Adler Real Estate Opportunity Fund, L.P., entities controlled by Mr. Adler.

(7) Includes stock options for 2,000 shares of Class A Common Stock at $13.50 per share which are fully vested.

(8) Consists of stock options for 6,250 shares of Class A Common Stock exercisable at a price of $9.63 per share which vested on January 20, 1998.

(9) Such shares consist of (i) 159,555 shares owned by G2 Investment Partners, an investment partnership of which Mr. Goldstein is a general partner and
     (ii) stock options for 2,000 shares of Class A Common Stock at $13.50 per share which are fully vested. Mr. Goldstein shares voting and investment power with respect to shares owned by G2 Investment Partners. Such shares do not include 350,000 shares to be issued to Alpine Equities in the Best Inns acquisition. See "Certain Relationships and Related Transactions."

(10) Represents shares owned by Sextant Trading LLC, an entity owned beneficially by NorthStar Capital Investment Corp., of which Mr. Hamamoto is a director. Mr. Hamamoto disclaims beneficial ownership of these shares.

(11) Represents shares that were designated under Mr. Leven's Old Stock Purchase Agreement as Restricted Shares and which have been transferred to Mrs. Leven. Pursuant to a voting agreement, Mrs. Leven has transferred voting power with respect to these shares to Mr. Leven. Mrs. Leven's business address is 13 Corporate Square, Suite 250, Atlanta, Georgia 30329, c/o U.S. Franchise Systems, Inc.

(12) Represents shares of Class B Common Stock that were originally designated as Unrestricted Shares under Mr. Leven's Old Stock Purchase Agreement, which were subsequently transferred to Mrs. Leven and which, pursuant to a voting agreement, are voted by Mr. Leven.

(13) Such shares consist of (i) 299,770 shares owned by Starwood Opportunity Fund II, L.P., a Delaware limited partnership whose general partner is Starwood Capital, which is indirectly controlled by Mr. Sternlicht and (ii) stock options for 2,000 shares of Class A Common Stock at $13.50 per share which are fully vested.

(14) Consists of (i) 5,000 shares as to which Mr. Romaniello has sole voting and investment power, (ii) 147,883 Unrestricted Shares, of which 88,730 shares must be voted in the same manner as Mr. Leven votes his shares and 59,153 shares which must be voted in the same manner as Mr. Aronson votes his shares, (iii) 40,333 Restricted Shares, of which 20,167 shares must be voted in the same manner as Mr. Leven votes his shares and 20,166 shares which must be voted in the same manner as Mr. Aronson votes his shares and
     (iv) stock options for 1,500 shares Class A Common Stock at $13.50 per share which are fully vested.

(15) Consists of (i) 1,200 shares as to which Mr. Shaw has sole voting and investment power, (ii) 80,662 Unrestricted Shares, of which 48,397 shares must be voted in the same manner as Mr. Leven votes his shares and 32,265 shares which must be voted in the same manner as Mr. Aronson votes his shares, (iii) 26,887 Restricted Shares, of which 13,444 shares must be voted in the same manner as Mr. Leven votes his shares and 13,443 shares which must be voted in the same manner as Mr. Aronson votes his shares and
     (iv) stock options for 750 shares of Class A Common Stock at $13.50 per share which are fully vested.

(16) Includes (i) 2,199,775 shares owned by Hawthorn Suites Associates, Inc. ("HSA") and (ii) 22,447 shares owned by HSA Properties, Inc., an affiliate of HSA. HSA's business address is 200 West Madison Street, Suite 3800, Chicago, Illinois 60606.

MANAGEMENT'S SHARES OF COMMON STOCK

          Background. Messrs. Leven and Aronson are parties to certain agreements, described below, which among other things, govern the voting of, and impose forfeiture provisions upon, shares of Common Stock of the Company (some of which shares have since been repurchased by the Company and reissued to members of management).

          On October 5, 1995, Messrs. Leven and Aronson purchased 5,485,259 shares or 51% of the Class A Common Stock then outstanding for an aggregate purchase price of $567,245 or $0.1034 per share (the "Original Issue Price"). Twenty-five percent (25%) of such Class A Common Stock was acquired by Messrs. Leven and Aronson outright (i.e., without restriction on their ability to vote or receive dividends with respect to such shares and free of any risk of forfeiture), although a limited number of such shares could be repurchased from Messrs. Leven and Aronson and reissued to other employees under certain circumstances described below (the "Unrestricted Shares"). Immediately following such acquisition, Mr. Leven owned 15% and Mr. Aronson owned 10% of the then outstanding Class A Common Stock in the form of Unrestricted Shares. The remaining shares of Class A Common Stock acquired by Messrs. Leven and Aronson, representing 26% of such Class A Common Stock at the time of such acquisition, were subject to significant restrictions with respect to voting and dividend rights and substantial risks of forfeiture (the "Restricted Shares"), as described below. Mr. Leven and Mr. Aronson each acquired 13% of the then outstanding Class A Common Stock in the form of Restricted Shares. On August 23, 1996, the Board of Directors voted to amend the respective Employee Stock Purchase Agreements pursuant to which Messrs. Leven and Aronson purchased the Class A Common Stock (the "Old Stock Purchase Agreements") to eliminate the restrictions with respect to one-half of the Restricted Shares (the "1996 Amendment"). See " -- 1996 Amendment" below for a description of the amendment.

          Resale of Shares to Other Management. The Old Stock Purchase Agreements provide that Unrestricted Shares representing 5% of the Class A Common Stock then outstanding and Restricted Shares representing 6% of the Class A Common Stock then outstanding could be repurchased by the Company from Messrs. Leven and Aronson at $.1034 per share and then reissued to other members of the Company's management at fair market value. As of April 1, 1998, a total of approximately 826,833 shares of outstanding Class A Common Stock have been repurchased from Messrs. Leven and Aronson and reissued to other members of management. By virtue of the 1996 Amendment, members of management who acquired these shares are required to vote those shares that are Restricted Shares, on a one vote per share basis, one-half in the same manner as Mr. Leven votes his shares and one-half as Mr. Aronson votes his shares. With respect to those shares that are Unrestricted Shares, the management holders continue to be required to vote 60% of such shares in the manner that Mr. Leven votes his shares and 40% in the manner that Mr. Aronson votes his shares. The Company's right to cause the redemption and reissuance of the remaining shares was eliminated by the 1996 Amendment. All shares which have been repurchased from Messrs. Leven and Aronson and reissued to other members of management pursuant to the Old Stock Purchase Agreements are subject to a vesting schedule, which provides that Unrestricted Shares vest over a five year period and Restricted Shares vest over a ten year period, in each case provided that the management employee remains employed by the Company (and with Restricted Shares subject to further vesting requirements based on the Company's performance). Any unvested shares that are forfeited upon the termination of such employment are to be repurchased by the Company and resold to Mr. Leven or Mr. Aronson, as the case may be (depending on who owned the shares originally), at the Original Issue Price. In the event any of such shares are forfeited and reissued to Messrs. Leven or Aronson at the Original Issue Price, the Company will recognize compensation expense for the difference between the Original Issue Price and the market value of the stock on the date such shares are repurchased by Messrs. Leven and Aronson. Upon such resale, the shares will continue as Unrestricted Shares or Restricted Shares in the same manner as had they not been so forfeited. As of April 1, 1998, 57,807 unvested shares have been repurchased by the Company but Messrs. Leven and Aronson have waived their rights to such shares.

          Unrestricted Shares. Following the 1996 Amendment, there are no restrictions on the Unrestricted Shares held by Messrs. Leven and Aronson and their permitted transferees, and such shares may not be repurchased from Messrs. Leven and Aronson and reissued to other members of management.

          Restricted Shares. The Old Stock Purchase Agreements imposed, and the Old Stock Purchase Agreements as amended by the 1996 Amendment (the "Amended Stock Purchase Agreements") impose substantial risks of forfeiture on Restricted Shares. Messrs. Leven and Aronson are entitled to vote all Restricted Shares (on a one vote per share basis), including Restricted Shares which have been reallocated to other members of management as provided above, prior to such shares being "earned" by the holders thereof, and to receive dividends thereon. See "-- 1996 Amendment."

          Under both the Old Stock Purchase Agreements and the Amended Stock Purchase Agreements, Restricted Shares become "Earned Shares" upon the Company's attaining certain performance criteria. However, notwithstanding that they have been "earned," Earned Shares (other than the Class A Common Stock that was deemed to have been earned by virtue of the 1996 Amendment) will be forfeited if the management holder of such shares (including either of Messrs. Leven or Aronson) resigns from his or her employment with the Company without "good reason" or is terminated for "cause" prior to the tenth anniversary of the date such shares were acquired by the holder thereof from the Company ("Termination Forfeiture"). See " -- 1996 Amendment."

          Pursuant to the 1996 Amendment, one-half of the Restricted Shares were deemed to be Unrestricted Shares.

          Under both the Old Stock Purchase Agreements and the Amended Stock Purchase Agreements, Earned Shares will be permanently vested (i.e., they will no longer be subject to Termination Forfeiture) on September 29, 2005. Any Restricted Shares that have not become Earned Shares by September 29, 2005 must be redeemed by the Company at the Original Issue Price and offered to the original investors (the "Original Investors") of the Company (other than Messrs. Leven and Aronson) pro rata at the Original Issue Price based on their original holdings of Old Common Stock. In addition, upon the occurrence of a Termination Forfeiture with respect to Mr. Leven or Mr. Aronson, such person's Restricted Shares must be redeemed by the Company and so offered to the Original Investors.

          Under both the Old Stock Purchase Agreements and the Amended Stock Purchase Agreements, if substantially all of the Company's stock or assets are transferred or sold, or upon a business combination, any remaining Restricted Shares will automatically become Unrestricted Shares to the extent that value for the entire Company indicated by the gross sale price in such transaction results in an internal rate of return to the Original Investors of at least 40% on a compounded annual basis (after taking into account the amount and timing of all distributions and payments received by such Original Investors from the Company, after considering Unrestricted and Earned Shares then held by Messrs. Leven and Aronson, and after giving effect to Restricted Shares that become Unrestricted Shares as a result of such transaction).

          1996 Amendment. On October 30, 1996, the Company and Messrs. Leven and Aronson amended their respective Old Stock Purchase Agreements. The 1996 Amendment provided that (i) one-half of their Restricted Shares will be deemed to be Unrestricted Shares, notwithstanding the fact that certain performance criteria had not been met, (ii) their remaining Restricted Shares will become Earned Shares at the rate of 1/13 of all of the remaining number of Restricted Shares (including the Restricted Shares held by other members of management) for every $1,000,000 of annual Adjusted EBITDA of the Company (defined as earnings before interest, taxes, depreciation, amortization and other non-cash charges, adjusted to exclude one-time or non-recurring expenses or credits), but only after Adjusted EBITDA for a fiscal year equals or exceeds $14,000,000, (iii) the Unrestricted Shares held by Messrs. Leven and Aronson and by Mr. Leven's wife, including the Unrestricted Shares referred to in clause (i) above, will be shares of Class B Common Stock (with ten votes per share), (iv) the remaining Restricted Shares held by Messrs. Leven and Aronson will be Class A Common Stock (with one vote per share), including if and when such shares become Earned Shares, and will continue to be subject to Termination Forfeiture, (v) Messrs. Leven and Aronson will have the right to vote their Restricted Shares and to receive dividends, if any, declared thereon before they become Earned Shares,
(vi) no additional shares will be repurchased from Messrs. Leven and Aronson and reissued to other members of management and (vii) in calculating Adjusted EBITDA for any given year, there generally shall be subtracted 10% of the consideration paid by the Company in connection with any future acquisitions by the Company and/or its subsidiaries of another corporation or other entity. As part of the 1996 Amendment, one-half of the Restricted Shares previously allocated to other members of management were also be deemed to be Unrestricted Shares. Such shares, representing approximately 1.6% of the Class A Common Stock outstanding as of April 1, 1998, will be voted by the management holders thereof 60% in the same manner that Mr. Leven votes his shares, and 40% in the same manner that Mr. Aronson votes his shares. As to any Restricted Shares still held by such management holders, 50% of such shares will be voted by the management holders thereof in the same manner that Mr. Leven votes his shares and 50% will be voted in the same manner Mr. Aronson votes his shares.

          Certain Other Agreements Relating to Common Stock. In connection with the HSA Acquisition, HSA, HPI, Michael A. Leven, Neal K. Aronson and the Company entered into a shareholders agreement (the "HSA Shareholders Agreement"). Pursuant to the HSA Shareholders Agreement, the Pritzker family related entities parties thereto have agreed, subject to certain exceptions, not to, directly or indirectly, offer, sell, exchange, pledge, hypothecate, encumber, transfer, assign or otherwise dispose of any of the shares of Class A Common Stock received by them in the HSA Acquisition until March 12, 2000. In addition, pursuant to the HSA Shareholders Agreement such entities have agreed to certain standstill provisions on customary terms with respect to the acquisition of additional shares of Common Stock, and have been granted certain tag-along rights on customary terms in connection with sales of Common Stock by Mr. Leven or Mr. Aronson and certain other holders of Common Stock and have been granted certain demand registration rights and piggy-back registration rights on customary terms.

          In connection with the Company's sale of shares of Class A Common Stock to Lubert-Adler Real Estate Opportunity Funds, L.P. (together with its affiliates, "Lubert-Alder") and Sextant Trading, L.L.C. ("Sextant"), the Company entered into a Registration and Tag-Along Rights Agreement with Lubert-Adler, Sextant, Mr. Leven and Mr. Aronson. Pursuant to this agreement, Lubert-Adler and Sextant have been granted certain tag-along rights on customary terms in connection with sales of Common Stock by Mr. Leven or Mr. Aronson and have been granted certain demand registration rights and piggy-back registration rights on customary terms.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED CERTAIN TRANSACTIONS.

TRANSACTIONS ENTERED INTO IN CONNECTION WITH THE DEVELOPMENT FUND

          Dean S. Adler, a director of the Company, is a principal of the entity that controls Lubert-Adler. Irwin Chafetz, a director of the Company, is an investor in Lubert-Adler. In connection with the formation of Constellation Development Fund LLP (the "Development Fund"), the Company sold 62,500 shares of Class A Common Stock to Lubert-Adler for $703,000 at a price per share of $11.25 per share on March 17, 1998. The closing price of the Class A Common Stock on March 17, 1998, as reported on the Nasdaq National Market, was $13.00 per share, resulting in a discount of $109,375 to Lubert-Adler. In addition, Lubert-Adler was issued to the right to acquire an additional 62,500 shares of Class A Common Stock, exercisable on a pro rata basis within 18 months of the commitment of the Development Funds's capital, at an exercise price of $11.25 per share. The purchase price for the shares of Class A Common Stock issued to Lubert-Adler and the exercise price for the additional shares were negotiated on an arm's-length basis between the Company and NorthStar CapitalPartners, LLC (together with its affiliates "NorthStar"), a participant in the Development Fund. Lubert-Adler was provided the opportunity to acquire shares of Class A Common Stock and the right to acquire the additional shares on a pro rata basis with NorthStar in connection with the respective commitments of each to the formation of the Development Fund. The Company will also be paid approximately $3.5 million over the next five years to manage the Development Fund.

TRANSACTIONS ENTERED INTO IN CONNECTION WITH THE BEST INNS ACQUISITION

          Richard D. Goldstein, a director of the Company, is an Executive Vice President and a Senior Managing Director of the general partner of Alpine Equity Partners L.P., the entity that indirectly owns and controls a majority of Alpine Hospitality Ventures LLC ("Ventures") and Alpine Hospitality Equities LLC ("Alpine Equities"), an affiliate of Ventures. As part of the acquisition of Best Inns & Suites on April 28, 1998, the Company entered into, directly or indirectly, a number of transactions with Ventures and Alpine Equities. Ventures purchased the 17 Best Inns Hotels (the "Acquired Hotels") for a total purchase price of $84 million. In connection with Ventures' acquisition of these hotels, the Company made a $15 million unsecured subordinated loan to Ventures at interest rate of 12% per annum, some or all of the interest on which will be paid-in-kind. In addition, the Company committed to make additional loans to Ventures under certain circumstances at an interest rate and upon other terms that substantially similar to Ventures' (or its subsidiaries') third-party indebtedness at such time. In addition, in connection with Ventures' acquisition of these hotels, the Company entered into the following additional transactions with Ventures' and Alpine Equities: (i) the Company issued 350,000 shares (the "Alpine Shares") of Class A Common Stock to Alpine Equities for a cash purchase price of $1.6 million (or approximately $4.57 a share) and granted to Alpine Equities certain demand and piggy-back registration rights on customary terms as well as certain tag-along rights, (ii) the Company entered into a management contract and franchise agreements with Ventures relating to the 17 Acquired Hotels, and (iii) the Company agreed to pay to Alpine Equities $1,000 per year for each Best Inns hotel that is added to the USFS system of hotels after the closing date of the transaction (the "New Hotel Fee").

          The terms of the sale of the Alpine Shares are substantially similar to the terms the Company had contemplated in negotiations with Highend Hospitality Partners, LLC ("Highend"), a third party buyer with whom the Company had previously been negotiating to acquire the 17 Acquired Hotels. The purchase price for the 350,000 shares of Class A Common Stock had been negotiated with Highend and was based upon a purchase price of $8.00 per share for 200,000 shares of Class A Common Stock (the closing price on the Nasdaq National Market on December 15, 1997) and the issuance for no additional consideration of 150,000 shares of Class A Common Stock (in lieu of issuing a warrant to acquire a substantially greater number of shares of Class A Common Stock, as originally requested by Highend). To the Company's knowledge, no other officer, director or 5% or greater shareholder of the Company has any ownership interest in Highend. The New Hotel Fee to be paid to Ventures is substantially similar to a fee that the Company had negotiated on an arm's-length basis with, and had planned to pay to, Highend. Finally the terms of the management contract and franchise agreements entered into with Ventures are substantially similar to the agreements that the Company expected to enter into with Highend.

MISCELLANEOUS

          To date, the Company has invested $6,237 in the general partner of Equity Partners, L.P., a limited partnership which invests from time to time in certain Microtel and Hawthorn Suites franchisees with a successful track record of multi-unit development. Dean Adler, a director of the Company, owns a profits interest in CMS Entrepreneurial Associates, L.P., one of the limited partners of Equity Partners, L.P.

          Howard and Lawrence Chafetz, sons of Irwin Chafetz, a director of the Company, have established a limited liability company to acquire and operate Microtels. To date, the limited liability company has entered into three franchise agreements with the Company regarding the same.

          Mr. Leven's sons, Jonathan Leven and Robert Leven, were employed by the Company during 1997 and received total compensation of $170,000 and $90,000, respectively, and option grants to acquire 1,000 and 2,000 shares, respectively, a Class A Common Stock under the Company's 1996 Stock Option Plan.

                                   SIGNATURES

          Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. FRANCHISE SYSTEMS, INC.

                                        By /s/ Michael A. Leven
                                          --------------------------------------
                                           Michael A. Leven
                                           Chairman of the Board, President
                                           and Chief Executive Officer

Dated: April 29, 1998